Form 10-Q
period 1996-03-31
INDIANA FEDERAL CORP
filed 1996-05-10
CIK 830250

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                              -----------------------

                                     FORM 10-Q


                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934
                       --------------------------------------

   For Quarterly Period Ended                           Commission File Number
   March 31, 1996                                              0-17379


                            INDIANA FEDERAL CORPORATION
                            ---------------------------
               (Exact name of registrant as specified in its charter)


   Delaware                                       35-1735820
   ----------------------------                  -------------------------------
   (State or other jurisdiction                  (I.R.S. Employer Identification
    of incorporation or                           Number)
    organization)

   56 Washington Street
   Valparaiso, Indiana                            46383
   ---------------------                         -----------
   (Address of principal                         (Zip Code)
    executive offices)

   Registrant's telephone number, including area code:  (219) 462-4131

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     x         No
                               -----------      ----------

   As of May 9, 1996, there were 4,737,330 outstanding shares of the registrant's Common Stock.

                            INDIANA FEDERAL CORPORATION

                                       INDEX

                                                                            Page
                                                                          Number

   PART I.  FINANCIAL INFORMATION


            Item 1. Condensed Consolidated Financial
                    Statements (unaudited)

                    Condensed Consolidated Statements of
                    Financial Condition
                    March 31, 1996 and December 31, 1995                   2 - 3

                    Condensed Consolidated Statements of Income,
                    Three Months Ended March 31, 1996 and 1995                 4

                    Consolidated Statements of Cash Flow, Three Months
                    Ended March 31, 1996 and 1995                          5 - 6

                    Notes to Condensed Consolidated Financial Statements   7 - 9

            Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                        10 - 14


   PART II.         OTHER INFORMATION                                         15


            SIGNATURES                                                        16

                           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                     INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                        ASSETS
                                                        ------

                                                                           MARCH 31,              DECEMBER 31,
                                                                             1996                    1995
                                                                       ---------------         --------------

      Cash                                                             $    16,012,288         $   22,894,745
      Interest-earning deposits in other institutions                          151,444                178,207
      Federal funds loaned                                                          --              5,375,000
                                                                       ---------------         --------------
        Total Cash and Cash Equivalents                                     16,163,732             28,447,952

      Investment securities:
        Available-for-sale                                                  69,583,998             72,672,893

      Mortgage-backed securities:
        Available-for-sale                                                  25,441,654             26,737,343

      Loans receivable                                                     532,954,625            529,348,028
      Allowance for loan losses                                             (6,640,035)            (6,655,071)
                                                                       ---------------         --------------
        Loans Receivable, Net                                              526,314,590            522,692,957


      Loans held for sale                                                   21,684,086             16,044,609
      Real estate held for sale, acquired through foreclosure                4,213,576              4,413,617
      Office properties and equipment                                       10,752,329             10,919,615
      Federal Home Loan Bank stock                                           7,739,700              7,739,700
      Accrued interest receivable                                            4,726,847              5,005,115
      Goodwill and deposit base intangible                                   5,012,675              5,160,639
      Investment in Section 42 properties                                    6,579,498              6,679,081
      Investment in single premium life insurance policies                  12,127,575             10,793,759
      Other assets                                                           7,379,667              4,025,810
                                                                       ---------------         --------------

          TOTAL ASSETS                                                 $   717,719,927         $  721,333,090
                                                                       ===============         ==============


                         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                     INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                         ------------------------------------

                                                                           MARCH 31,              DECEMBER 31,
                                                                               1996                    1995
                                                                       ---------------         --------------

      Deposits                                                         $   546,879,815         $  532,895,925
      Federal Home Loan Bank advances
        and other borrowings                                                95,014,028            114,105,475
      Advance payments by borrowers for
        taxes and insurance                                                  2,814,662              1,409,051
      Other liabilities                                                      2,506,930              2,192,463
                                                                       ---------------         --------------
        TOTAL LIABILITIES                                                  647,215,435            650,602,914
                                                                       ---------------         --------------

      Shareholders' Equity
        Serial Preferred Stock, par value $.01
          per share; authorized:  5,000,000 shares;
          none issued                                                               --                     --
        Common Stock, par value $.01 per share;
          authorized:  10,000,000 shares; issued
          1996--5,840,329 shares, 1995--5,823,946 shares                        58,403                 58,239
        Additional paid-in capital                                          27,524,590             27,428,077
        Unrealized gain on available-for-sale securities,
          net of deferred income taxes                                          91,412                779,343
        Retained earnings                                                   51,752,486             51,443,400
        Treasury Stock, at cost
          March 1996 and December 1995 - 1,103,000 shares                   (8,628,949)            (8,628,949)
        Guaranteed ESOP obligation                                            (293,450)              (349,934)
                                                                       ---------------         --------------
        TOTAL SHAREHOLDERS' EQUITY                                          70,504,492             70,730,176
                                                                       ---------------         --------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   717,719,927         $  721,333,090
                                                                       ===============         ==============

                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                     INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              1996                   1995
                                                                       ---------------         --------------

      Interest income:
        Interest on loans                                              $    11,691,030         $   11,264,810
        Interest on mortgage-backed securities                                 460,958                490,202
        Interest and dividends on investment securities                      1,205,028              1,963,190
                                                                       ---------------         --------------
      Total Interest Income                                                 13,357,016             13,718,202

      Interest expense:
        Interest on deposits                                                 5,850,772              5,328,968
        Interest on FHLB advances and other borrowings                       1,460,139              2,056,964
                                                                       ---------------         --------------
      Total Interest Expense                                                 7,310,911              7,385,932
                                                                       ---------------         --------------

      Net Interest Income                                                    6,046,105              6,332,270
      Provision for loan losses                                                 50,000                144,151
                                                                       ---------------         --------------
      Net Interest Income After Provision for Loan Losses                    5,996,105              6,188,119

      Other income:
        Commissions on sales of insurance and securities                       363,450                302,155
        Loss on sale of real estate owned                                       (2,046)                (2,905)
        Gain (loss) on sale of mortgage loans                                  (17,670)                 5,313
        Loss on valuation of mortgage loans                                   (195,071)                    --
        Loss on sale of securities                                             (20,313)              (384,311)
        Customer service fees                                                  376,533                338,090
        Other                                                                  544,651                350,419
                                                                       ---------------         --------------
      Total Other Income                                                     1,049,534                608,761

      Other expenses:
        Salaries and employee benefits                                       2,208,142              2,250,525
        Net occupancy expense                                                  381,703                377,280
        Furniture and equipment expense                                        424,974                382,077
        Federal insurance premiums                                             262,500                289,833
        Marketing                                                              118,510                144,924
        Other general and administrative expenses                            1,467,073              1,259,319
                                                                       ---------------         --------------
      Total Other Expenses                                                   4,862,902              4,703,958
                                                                       ---------------         --------------

      Income Before Income Taxes                                             2,182,737              2,092,922
      Income Tax Expense                                                       546,100                552,070
                                                                       ---------------         --------------

      Net Income                                                       $     1,636,637         $    1,540,852
                                                                       ===============         ==============

      Amounts per common share:
        Net Income                                                              $0.34                  $0.32
                                                                                =====                  =====

        Cash Dividend Paid                                                      $0.28                 $0.365
                                                                                =====                 ======

                                                           4

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             1996                    1995
                                                                       ---------------         --------------

      OPERATING ACTIVITIES
        Net income                                                     $     1,636,637         $    1,540,852
        Adjustments to reconcile net income to net cash
          provided (used) by operating activities:
          Provision for loan losses                                             50,000                144,151
          Originations of loans held for sale                               (9,673,832)            (2,269,496)
          Cost of loans sold                                                 4,034,355              2,276,855
          Provision for depreciation and amortization                          561,741                379,206
          Amortization (accretion) of premiums and discounts, net             (160,995)                46,615
          Proceeds from sales of trading securities                          4,076,563                     --
          Purchases of trading securities                                   (4,096,875)                    --
          Deferred federal income taxes                                       (167,819)              (153,196)
          Decrease in interest receivable                                      953,897                539,265
          Decrease in interest payable                                          33,245                 56,278
          Net losses on sale of securities                                      20,313                384,311
          Net losses on sale of real estate owned                                2,046                  2,905
          Net (gains) losses on sale and valuation of mortgage                 212,741                 (5,313)
          Net change in other assets and liabilities                        (2,593,738)            (2,209,121)
                                                                       ---------------         --------------
      Net Cash Provided (Used) by Operating Activities                      (5,111,721)               733,312
                                                                       ---------------         --------------

      INVESTING ACTIVITIES
        Purchase of Forrest Holdings, Inc. stock                            (2,500,000)                    --
        Proceeds from maturities and sales of securities
          available-for-sale                                                 6,585,000             49,581,955
        Purchases of securities available-for-sale                          (3,475,768)            (4,070,000)
        Principal payments on mortgage-backed securities                            --                292,220
        Principal payments on mortgage-backed securities
          available-for-sale                                                 1,025,225                778,037
        Purchases of loans                                                          --               (122,000)
        Loan originations and principal payments on loans                   (3,591,250)            (5,322,940)
        Purchases of office properties and equipment                          (486,067)              (366,488)
        Proceeds from sale of real estate                                      146,695                     --
        Payment for purchase of NCB Corp., net                                      --             (6,467,096)
                                                                       ---------------         --------------
      Net Cash Provided (Used) by Investing Activities                      (2,296,165)            34,303,688
                                                                       ---------------         --------------

      FINANCING ACTIVITIES
        Net decrease in non-certificate accounts                            (1,923,053)           (18,486,054)
        Net increase in certificates of deposit                             15,906,943              6,538,213
        Proceeds from Federal Home Loan Bank advances                       10,000,000             15,000,000
        Repayments on Federal Home Loan Bank advances                      (32,626,213)            (4,136,900)
        Net increase (decrease) in other borrowings                          3,591,250            (35,635,000)
        Net increase in advance payments by borrowers
          for taxes and insurance                                            1,405,611              1,336,351

                                                           5

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
                                     INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             1996                   1995
                                                                       ---------------         -------------

      FINANCING ACTIVITIES (Continued)
        Cash dividends                                                 $    (1,327,550)        $   (1,716,293)
        Purchase of treasury stock                                                  --               (233,934)
        Exercise of stock options                                               96,678                234,716
                                                                       ---------------         --------------
      Net Cash Used by Financing Activities                                 (4,876,334)           (37,098,901)
                                                                       ---------------         --------------

      Decrease in Cash and Cash Equivalents                                (12,284,220)            (2,061,901)
      Cash and Cash Equivalents at Beginning of Year                        28,447,952             18,535,270
                                                                       ---------------         --------------

      Cash and Cash Equivalents at End of Quarter                        $  16,163,732          $  16,473,369
                                                                       ===============         ==============

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        INFORMATION - CASH PAID DURING THE PERIOD:
          Interest:
            Deposits                                                   $     5,777,123         $    5,230,399
            Federal Home Loan Bank advances and other borrowings             1,493,384              2,115,446
                                                                       ---------------         --------------
                                                                       $     7,270,507         $    7,345,845
                                                                       ===============         ==============

          Income Taxes                                                 $       500,000         $      440,000

      SUPPLEMENTAL DISCLOSURE OF NON-CASH
        INVESTING ACTIVITY:
          Loans transferred to real estate owned                       $             0         $    1,000,310


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                   March 31, 1996

   NOTE 1 - Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
   Article 10 of regulation S-X. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

   NOTE 2 - Earnings Per Share

   Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock equivalents outstanding. Common stock options in the calculation assumes purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive).

   NOTE 3 - Reclassification

   Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 presentation.

   NOTE 4 - Marketable Debt and Mortgage-Backed Securities

   The following is a summary of available-for-sale securities at March 31, 1996:

                                                          Gross              Gross            Estimated
                                                        Amortized          Unrealized         Unrealized           Market
                                                           Cost               Gains             Losses              Value
                                                    --------------      -------------      --------------     --------------

      Securities available-for-sale:
        U.S. Government and agency securities       $   21,633,059      $     205,675      $    (268,148)     $   21,570,586
        Collateralized mortgage obligations             34,685,565            108,568           (241,439)         34,552,694
        Municipal securities                             1,443,955             47,134                 --           1,491,089
        Corporate debt securities                       12,005,090              5,019            (40,480)         11,969,629
                                                    --------------      -------------      -------------      --------------
          Total investment securities                   69,767,669            366,396           (550,067)         69,583,998
        Mortgage-backed securities                      25,106,712            457,914           (122,972)         25,441,654
                                                    --------------      -------------      -------------      --------------
        Total securities available-for-sale            $94,874,381      $     824,310       $   (673,039)        $95,025,652
                                                    ==============      =============      =============      ==============

                                                                        7

                                                                 Securities
                                                              available-for-sale
                                                    ---------------------------------
                                                                            Estimated
                                                        Amortized            Market
                                                           Cost               Value
                                                    --------------      -------------

      Due in one year or less                       $   12,469,476      $  12,525,606
      Due after one year through five years             16,021,125         16,033,678
      Due after five years through ten years            11,789,246         11,540,828
      Due after ten years                               29,487,822         29,483,886
                                                    --------------      -------------
        Total investment securities                     69,767,669         69,583,998
      Mortgage-backed securities                        25,106,712         25,441,654
                                                    --------------      -------------
        Total securities                              $ 94,874,381      $  95,025,652
                                                    ==============      =============

   NOTE 5 - Accounting by Creditors for Impaired Loans

   On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. A loan is considered impaired when a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

   In accordance with Statement 114, a loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but which the Company had not taken possession of the collateral continue to be classified as loans.

   At March 31, 1996, the recorded investment in loans that are considered to be impaired under Statement 114 was $5.7 million of which $4.2 million were on a non-accrual basis. The average recorded investment in impaired loans during the three months ended March 31, 1996 was $6.0 million. For the three months ended March 31, 1996, the Bank recognized interest income on those impaired loans of $40,000.

   NOTE 6 - Accounting for Mortgage Servicing Rights

   The Bank originates and purchases mortgage loans for sale in the secondary market, and sells the loans with servicing either retained or released. Effective January 1, 1996, the Bank adopted SFAS No. 122 on accounting for mortgage servicing rights. For servicing retained, this Statement requires capitalizing the cost of mortgage servicing rights, regardless of whether those rights were acquired through origination or purchase activities.

   Beginning in 1996, the total cost of mortgage loans purchased or originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing, based on their relative fair values at the date of origination or purchase. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. Estimated servicing costs include direct costs associated with performing the servicing function and appropriate allocations of other costs.

   Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance. The amount capitalized approximated the market value of servicing rights at March 31, 1996 and, accordingly, no valuation allowance for servicing rights was established. Quoted market prices were used to estimate the fair value of servicing rights at March 31, 1996.

   The amount capitalized during the first quarter of 1996 was $214,137. The capitalized amount is being amortized over the estimated lives of the loans and the amortization in the first quarter amounted to $8,220. At March 31, 1996 the fair value of capitalized mortgage servicing rights totaled $205,917.

   NOTE 7 - Investment in Forrest Holdings, Inc.

   On February 2, 1996, the Corporation purchased for $2.5 million a one-third interest in Forrest Holdings, Inc. of Oak Brook, Illinois. Forrest Holdings, Inc. owns and operates Forrest Financial Corporation, a leasing company which provides financing solutions for the acquisition of information systems, including equipment, software, training and maintenance.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            INDIANA FEDERAL CORPORATION


   FINANCIAL CONDITION

   Indiana Federal Corporation (the "Corporation") the parent company of Indiana Federal Bank for Savings (the "Bank"), had total assets of $717.7 million at March 31, 1996, compared to total assets of $721.3 million at December 31, 1995.

   Total investment securities declined to $69.6 million at March 31, 1995 from $72.7 million at December 31, 1995. This decline was due in part to the sale of $1.4 million of U.S. Government Agency Securities which were called in advance of their maturity, as well as normal maturities and principal repayments. In addition, the investment security balance reflected net unrealized losses of $184,000 at March 31, 1996 compared to net unrealized gains of $691,000 at December 31, 1995. Mortgage-backed securities declined to $25.4 million at March 31, 1996 from $26.7 million at December 31, 1995. The decline in mortgage-backed securities was due to principal repayments.

   The net loan portfolio balance at March 31, 1996 increased to $526.3 million from $522.7 million at December 31, 1995. One- to four-family mortgage, income producing property, consumer and commercial loans originated and purchased during the three months ended March 31, 1996 were $27.6 million, $3.2 million, $8.7 million and $12.5 million, respectively, totaling $52.0 million or $11.5 million more than the $40.5 million originated and purchased during the same period a year ago. Loan repayments totaled $42.7 million for the three months ended March 31, 1996 compared to $29.8 million for the same period last year. Sales of one- to four-family fixed-rate mortgage loans increased to $4.0 million for the three months ended March 31, 1996 from $2.3 million for the same period a year ago.

   Of the $27.6 million in one- to four-family mortgage loans originated and purchased, $11.4 million or 41.3 percent consisted of adjustable-rate mortgage loans including $5.7 million in short-term construction loans. The remaining $16.2 million of one- to four-family mortgage loan volume represented long-term, fixed-rate loan origination. Included in fixed-rate loan originations were $4.4 million of 15 year loans which were retained in the loan portfolio, $2.1 million of 30 year FHA and VA loans which were purchased from correspondents and $9.7 million which were originated for sale. Fixed-rate loans held for sale at March 31, 1996 increased to $21.7 million from $16.0 million at December 31, 1995. Loans held for sale are accounted for on a lower of cost or market basis. As of March 31, 1996, the Bank had recorded a net adjustment of $195,000 to reduce the book value of these loans to their fair market value.

   Deposits increased to $546.9 million at March 31, 1996 from $532.9 million at December 31, 1995. The Bank had a net increase of $15.9 million in certificate of deposit balances which more than offset a $1.9 million decrease in passbook, money market and other transaction account balances for the three months ended March 31, 1996.

   Shareholders' equity decreased to $70.5 million or $14.88 per share at March 31, 1996 from $70.7 million or $14.98 per share at December 31, 1995. The decline in shareholders' equity was in part the result of a $688,000 decrease in unrealized gains on available-for-sale securities.

   ASSET/LIABILITY MANAGEMENT

   Management attempts to control fluctuations in net interest income which result from an imbalance in the volume of assets and liabilities repricing during a period of time. The Bank attempts to mitigate its interest rate risk exposure by managing the maturity, prepayment and repricing characteristics of assets and liabilities. The Bank retains certain fixed-rate and adjustable-rate loans and sells in the secondary market conforming thirty-year fixed-rate mortgage loans. At March 31, 1996, the volume of liabilities repricing in one year or less exceeded the volume of assets repricing in one year or less by $105 million or a negative 14.6 percent of the Bank's total assets. This figure compares to a negative 12.38 percent one year gap at December 31, 1995.

   NON-PERFORMING ASSETS AND LOAN LOSS RESERVES

   Indiana Federal's non-performing assets decreased to $10.1 million or 1.41 percent of total assets at March 31, 1996 from $11.0 million or 1.53 percent of total assets at December 31, 1995. The improvement in non-performing assets was in part the result of a decline of $500,000 in delinquent residential loans to $1.0 million at March 31, 1996. In addition, the Bank sold a residential repossessed property with a book value of $149,000 at a small loss during the first quarter of 1996.

   Management continuously reviews the various loan portfolios to determine appropriate loan loss reserve levels. Factors considered in these reviews include, but are not limited to, general economic conditions, loan mix, historical charge-offs, condition of the underlying collateral and the ability of the borrower to repay the loan. In addition, on January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured based on the present value of expected future cash flows. Management, as a result of this review process, recorded provision for loan losses of $50,000 for the three months ended March 31, 1996 compared to $144,000 for the same period last year.

   Based on available information, management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio; however, future additions to the allowance may be necessary, based on changes in economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses, and may require that additions be made based upon their judgement of information available to them at the time of their examination. At March 31, 1996, the Bank's allowance for loan losses totaled $6.6 million or 1.26 percent of net loans receivable compared to $6.7 million or 1.27 percent of net loans receivable at December 31, 1995.

   RESULTS OF OPERATIONS

   The Corporation recorded earnings of $1.6 million or $.34 per share for the three months ended March 31, 1996 compared to $1.5 million or $.32 per share for the same period last year. The return on average shareholders' equity declined to 9.27 percent for the three months ended March 31, 1996 compared to 10.50 percent for the same period in 1995. The return of average assets was .91 percent for the three months ended March 31, 1996 compared to .94 percent for the same period last year.

   The Corporation's net income is primarily dependent upon the difference between interest earned on its loans and investments and interest paid on deposits and borrowings. Indiana Federal's net interest income after provision for loan losses for the three months ended March 31, 1996 decreased to $6.0 million compared to $6.2 million for the same period in 1995. The Corporation's average interest-earning assets and interest bearing liabilities declined by $33.0 million in the three months ended March 31, 1996 compared to the same period last year due to a $50.0 million leveraging strategy which management chose to unwind in March 1995. The net interest margin increased to 3.68 percent for the three months ended March 31, 1996 compared to 3.63 percent for the same period last year.

   Other income increased to $1.0 million for the three months ended March 31, 1996 from $600,000 for the same period a year ago. Excluding gains and losses on the sale of assets and a valuation allowance of $195,000 on the $21.7 million loans held for sale portfolio, other income increased to $1.3 million for the three months ended March 31, 1996 compared to $985,000 for the same period last year. Included in other income for the three months ended March 31, 1996 is a $200,000 prepayment penalty which was collected from the borrower on the payoff of an income producing property loan.

   Other expenses increased by 3.4 percent to $4.9 million for the three months ended March 31, 1996 compared to $4.7 million for the same period a year ago. The increase in expenses was primarily due to higher data processing costs, telephone and personnel expenses, and to the amortization of goodwill related to the January 1995 acquisition of the NCB Corporation.

   The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. A capitalization plan for the SAIF under consideration by Congress reportedly provides for a special assessment of 0.85% to 0.90% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.80% to 0.90% was effected based on deposits as of March 31, 1996 (as proposed), the Bank's special assessment would amount to approximately $4.6 million to $4.9 million, before taxes, respectively. Accordingly, this special assessment would significantly increase non-interest expense and adversely effect the Company's results of operations. Conversely, depending upon the Bank's capital level and supervisory rating, and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly, to as low as .04% of deposits from the .23% of deposits currently paid by the Bank, which would reduce non-interest expense for future periods.

   Income tax expenses totaled $546,000, an effective tax rate of 25.0 percent for the three month period ended March 31, 1996 compared to $552,000, an effective tax rate of 26.4 percent for the same period last year. Provision for income tax expense for the three month periods ended March 31, 1996 and 1995 included tax credits of $321,000 and $237,000 respectively, which are attributable to the equity investment in low and moderate income housing projects by the Corporation's subsidiary IndFed Mortgage Company.

   LIQUIDITY AND CAPITAL RESOURCES

   Indiana Federal maintains certain levels of cash and other liquid assets to fund normal volumes of loan commitments, savings deposit activity and other obligations. The Office of Thrift Supervision requires thrifts to maintain their liquidity ratio (cash and cash equivalent investments to net withdrawable deposits and borrowing due within one year) in excess of five percent. As of March 31, 1996 and 1995, the Bank's liquidity ratio was 6.95 percent and 7.96 percent, respectively, which were both in excess of the minimum regulatory requirement.

   Indiana Federal's primary sources of funds include loan repayments/advances from the FHLB of Indianapolis, reverse repurchase agreements, deposits and loan sales. At March 31, 1996, the Corporation had commitments to originate $31.9 million of loans (including $6.1 million in unused lines of credit). At the same date, scheduled maturities of certificates of deposit during the succeeding 12 months amounted to $252.7 million (including $77.2 million within three months or less) and schedule maturities of FHLB advances during such 12-month period amounted to $60.2 million. Management considers its current liquidity and additional sources of funds adequate to meet outstanding loan commitments.

   Current regulatory standards impose the following capital requirements: risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1996, the Bank substantially exceeded all regulatory capital requirements.

   At March 31, 1996, the Bank's tangible capital was $48.1 million or 6.85 percent of adjusted total assets, which was in excess of the 1.5 percent requirement by $37.6 million. In addition, at March 31, 1996, the Bank had core capital of $53.1 million or 7.51 percent of adjusted total assets, which exceeded the 3.0 percent requirement by $31.9 million. The Bank also had risk-based capital of $58.5 million at March 31, 1996 or 12.97 percent, which exceeded the 8.0 percent risk based capital requirement by $22.4 million.

   At March 31, 1996, the Corporation had acquired a total of 1,103,000 shares of its outstanding common shares through its previously announced share repurchase programs. The Corporation did not acquire any shares in the first quarter of 1996.

   The Board of Directors approved a $.28 per share, or $1,327,550 cash dividend for the first quarter of 1996. The first quarter dividend included a separate dividend of $.10 per share, which when added to the $.66 per share previously paid in 1995 resulted in a total dividend of $.76 per share for the full year. The full year dividend of $.76 per share was 50 percent of 1995 earnings of $1.51 per share. The dividend payout ratio of 50 percent was consistent with the Company's dividend policy, which anticipates paying from 35 percent to 55 percent of calendar year earnings.

                            INDIANA FEDERAL CORPORATION


                            PART II - OTHER INFORMATION


   Item 1.    Legal Proceedings

              None


   Item 2.    Changes in Securities

              None


   Item 3.    Defaults Upon Senior Securities

              None


   Item 4.    Submission of Matters to a Vote of Security Holders

              None


   Item 5.    Other Information

              None


   Item 6.    Exhibits and Reports on Form 8-K

              A. Exhibit 27 - Financial Data Schedule

              B. Two 8-K's filed by the Registrant

                 1. A press release dated January 25, 1996 was filed by the registrant with the SEC on January 30, 1996 reporting fourth quarter 1995 earnings.

                 2. A press release dated February 2, 1996 was filed on the same date with the SEC announcing an investment by the Registrant in Forrest Holdings, Inc. of Oak Brook, Illinois.

                            INDIANA FEDERAL CORPORATION


                                     SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   Indiana Federal Corporation
   ---------------------------
   Registrant



   Date:    May 10, 1996         /s/ Peter R. Candela
        -------------------      ----------------------------------
                                 Peter R. Candela
                                 President/Chief Executive Officer



   Date:    May 10, 1996         /s/ George J. Eberhardt
        -------------------      ----------------------------------
                                 George J. Eberhardt
                                 Executive Vice President/
                                 Chief Financial Officer