Form 10-Q
period 1996-06-30
INDIANA FEDERAL CORP
filed 1996-08-13
CIK 830250

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549



                                     FORM 10-Q


                    Quarterly Report Under Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934


   For Quarterly Period Ended                          Commission File Number
   June 30, 1996                                               0-17379


                            INDIANA FEDERAL CORPORATION
   ----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


   Delaware                                             35-1735820
   ------------------------------                -------------------------------
   (State or other jurisdiction                  (I.R.S. Employer Identification
    of incorporation or                           Number)
    organization)

   56 Washington Street
   Valparaiso, Indiana                               46383
   ------------------------------                  ---------------------
   (Address of principal                           (Zip Code)
    executive offices)

   Registrant's telephone number, including area code:  (219) 462-4131

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes       x       No
                               -----------      -----------

   As of August 8, 1996, there were 4,736,330 outstanding shares of the registrant's Common Stock.

                            INDIANA FEDERAL CORPORATION

                                       INDEX

                                                                           Page
                                                                          Number

  PART I.  FINANCIAL INFORMATION


           Item 1. Condensed Consolidated Financial
                   Statements (unaudited)

                   Condensed Consolidated Statements of Financial Condition
                   June 30, 1996 and December 31, 1995                     2 - 3

                   Condensed Consolidated Statements of Income, Three and
                   Six Months Ended June 30, 1996 and 1995                     4

                   Consolidated Statements of Cash Flow, Six Months
                   Ended June 30, 1996 and 1995                            5 - 6

                   Notes to Condensed Consolidated Financial Statements    7 - 9

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                         10 - 14


  PART II. OTHER INFORMATION                                                  15


           SIGNATURES                                                         17

          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                     INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                      ASSETS

                                                                            JUNE 30,              DECEMBER 31,
                                                                               1996                    1995
                                                                       ---------------         --------------

      Cash                                                             $    30,567,987         $   22,894,745
      Interest-earning deposits in other institutions                           39,986                178,207
      Federal funds loaned                                                          --              5,375,000
                                                                       ---------------         --------------
        Total Cash and Cash Equivalents                                     30,607,973             28,447,952

      Investment securities:
        Available-for-sale                                                  64,506,729             72,672,893

      Mortgage-backed securities:
        Available-for-sale                                                  33,432,670             26,737,343

      Loans receivable                                                     559,601,364            529,348,028
      Allowance for loan losses                                             (6,716,369)            (6,655,071)
                                                                       ---------------         --------------
        Loans Receivable, Net                                              552,884,995            522,692,957

      Loans held for sale                                                    1,349,547             16,044,609
      Real estate held for sale, acquired through foreclosure                4,162,276              4,413,617
      Office properties and equipment                                       10,566,131             10,919,615
      Federal Home Loan Bank stock                                           7,739,700              7,739,700
      Accrued interest receivable                                            4,930,803              5,005,115
      Goodwill and deposit base intangible                                   4,846,336              5,160,639
      Investment in Section 42 properties                                    6,863,497              6,679,081
      Investment in single premium life insurance policies                  12,410,213             10,793,759
      Other assets                                                           7,968,501              4,025,810
                                                                       ---------------         --------------
          TOTAL ASSETS                                                 $   742,269,371         $  721,333,090
                                                                       ===============         ==============


         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                    INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            JUNE 30,            DECEMBER 31,
                                                                               1996                 1995
                                                                       ---------------         --------------

      Deposits                                                         $   564,217,457         $  532,895,925
      Federal Home Loan Bank advances
        and other borrowings                                               102,632,820            114,105,475
      Advance payments by borrowers for
        taxes and insurance                                                  3,138,381              1,409,051
      Other liabilities                                                      1,997,924              2,192,463
                                                                       ---------------         --------------
        TOTAL LIABILITIES                                                  671,986,582            650,602,914

      Shareholders' Equity
        Serial Preferred Stock, par value $.01
          per share; authorized:  5,000,000 shares;
          none issued                                                               --                     --
        Common Stock, par value $.01 per share;
          authorized:  10,000,000 shares; issued
          1996--5,840,329 shares, 1995--5,823,946 shares                        58,451                 58,239
        Additional paid-in capital                                          27,555,967             27,428,077
        Unrealized gain (loss) on available-for-sale securities,
          net of deferred income taxes                                        (553,044)               779,343
        Retained earnings                                                   52,268,940             51,443,400
        Treasury Stock, at cost - June 1996--1,110,000 shares;
          December 1995--1,103,000 shares                                   (8,754,075)            (8,628,949)
        Guaranteed ESOP obligation                                            (293,450)              (349,934)
                                                                       ---------------         --------------
        TOTAL SHAREHOLDERS' EQUITY                                          70,282,789             70,730,176
                                                                       ---------------         --------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   742,269,371         $  721,333,090
                                                                       ===============         ==============




                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                       1996            1995           1996             1995
                                                   -----------      -----------   -----------      -----------


      Interest income:
        Interest on loans                          $11,830,182      $11,967,507   $23,521,212      $23,232,317
        Interest on mortgage-backed securities         432,729          482,436       893,687          972,638
        Interest and dividends on investment         1,235,409        1,544,341     2,440,437        3,507,531
                                                   -----------      -----------   -----------      -----------
      Total Interest Income                         13,498,320       13,994,284    26,855,336       27,712,486

      Interest expense:
        Interest on deposits                         6,064,473        5,578,486    11,915,245       10,907,454
        Interest on FHLB advances and other          1,429,643        1,940,088     2,889,782        3,997,052
                                                   -----------      -----------   -----------      -----------
      Total Interest Expense                         7,494,116        7,518,574    14,805,027       14,904,506
                                                   -----------      -----------   -----------      -----------

      Net Interest Income                            6,004,204        6,475,710    12,050,309       12,807,980
      Provision for loan losses                        150,000           30,460       200,000          174,611
                                                   -----------      -----------   -----------      -----------
      Net Interest Income After Provision for        5,854,204        6,445,250    11,850,309       12,633,369

      Other income:
        Commissions on sales of insurance
          and securities                               266,963          332,341       630,413          634,496
        Gain (loss) on sale of real estate owned         1,059         (352,575)         (987)        (355,480)
        Gain (loss) on sale and valuation of
          mortgage loans                              (291,388)          58,965      (504,129)          64,278
        Gain (loss) on sale of securities                2,813          824,026       (17,500)         439,715
        Customer service fees                          467,277          372,433       843,810          710,523
        Other                                          379,645          430,672       924,296          781,091
                                                   -----------      -----------   -----------      -----------
      Total Other Income                               826,369        1,665,862     1,875,903        2,274,623

      Other expenses:
        Salaries and employee benefits               2,115,271        2,264,397     4,323,413        4,514,922
        Net occupancy expense                          377,033          348,119       758,736          725,399
        Furniture and equipment expense                410,526          407,993       835,500          790,070
        Federal insurance premiums                     255,000          299,094       517,500          588,927
        Marketing                                      243,662          191,854       362,172          336,778
        Other general and administrative expense     1,483,409        1,358,460     2,950,482        2,617,779
                                                   -----------      -----------   -----------      -----------
      Total Other Expenses                           4,884,901        4,869,917     9,747,803        9,573,875
                                                   -----------      -----------   -----------      -----------

      Income Before Income Taxes                     1,795,672        3,241,195     3,978,409        5,334,117
      Income Tax Expense                               425,600        1,012,315       971,700        1,564,385
                                                   -----------      -----------   -----------      -----------

      Net Income                                   $ 1,370,072      $ 2,228,880   $ 3,006,709      $ 3,769,732
                                                   ===========      ===========   ===========      ===========

      Amounts per common share:
        Net Income                                     $0.29           $0.46           $0.63           $0.78
                                                       =====           =====           =====           =====
        Cash Dividend Paid                             $0.18          $0.165           $0.46           $0.53
                                                       =====          ======           =====           =====

                                                           4

                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             1996                   1995
                                                                       ---------------         --------------

      OPERATING ACTIVITIES
        Net income                                                     $     3,006,709         $    3,769,733
        Adjustments to reconcile net income to net cash
          provided (used) by operating activities:
          Provision for loan losses                                            200,000                174,610
          Originations of loans held for sale                              (21,665,652)            (9,268,640)
          Cost of loans sold                                                25,773,437             10,940,310
          Provision for depreciation and amortization                        1,118,761                872,174
          Amortization of premiums and discounts, net                           95,723                 97,892
          Proceeds from sales of trading securities                          6,100,938              1,974,760
          Purchases of trading securities                                   (6,118,438)            (1,975,625)
          Deferred federal income taxes                                     (1,054,494)              (337,031)
          Decrease in interest receivable                                      (74,312)              (839,307)
          Decrease in interest payable                                         (57,410)              (154,410)
          Net (gains) losses on sale of securities                              17,500               (823,161)
          Net losses on real estate owned                                          987                355,479
          Net (gains) losses on sale and valuation of mortgage                 504,129                (64,278)
          Net change in other assets and liabilities                        (2,526,513)            (1,340,840)
                                                                       ---------------         --------------
      Net Cash Provided by Operating Activities                              5,321,365              3,381,666
                                                                       ---------------         --------------

      INVESTING ACTIVITIES
        Purchase of Forrest Holdings, Inc. preferred stock                  (2,500,000)                    --
        Proceeds from maturities of securities
          held-to-maturity                                                          --                550,000
        Proceeds from maturities and principal on
          securities available-for-sale                                     13,641,621                     --
        Proceeds from sales of securities
          available-for-sale                                                        --             77,374,156
        Purchases of securities available-for-sale                          (5,475,457)           (27,570,044)
        Principal payments on mortgage-backed securities
          held-to-maturity                                                          --                654,782
        Principal payments on mortgage-backed securities
          available-for-sale                                                 2,414,194                476,037
        Purchases of loans                                                  (4,983,190)              (260,000)
        Loan originations and principal payments on loans                  (25,208,848)            (9,251,200)
        Purchases of office properties and equipment                          (596,405)              (806,274)
        Proceeds from sale of real estate                                      146,695                     --
        Payment for purchase of NCB Corp., net                                      --             (6,467,096)
                                                                       ---------------         --------------
      Net Cash Provided (Used) by Investing Activities                     (22,561,390)            34,700,361
                                                                       ---------------         --------------

      FINANCING ACTIVITIES
        Net increase (decrease) in non-certificate accounts                  9,772,806             (8,537,234)
        Net increase (decrease) in certificates of deposit                  21,548,726             (7,487,485)
        Proceeds from Federal Home Loan Bank advances                       50,000,000             25,000,000
        Repayments on Federal Home Loan Bank advances                      (59,265,125)            (4,136,900)
        Net decrease in other borrowings                                    (2,207,500)           (41,891,250)

                          INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            1996                    1995
                                                                       ---------------         --------------

      FINANCING ACTIVITIES (Continued)
        Net increase in advance payment by borrowers
          for taxes and insurance                                      $     1,729,330         $      103,333
        Cash dividends                                                      (2,181,169)            (2,492,158)
        Purchase of treasury stock                                            (125,125)              (317,059)
        Exercise of stock options                                              128,103                404,868
                                                                       ---------------         --------------
      Net Cash Provided (Used) by Financing Activities                      19,400,046            (39,353,885)
                                                                       ---------------         --------------

      Increase (Decrease) in Cash and Cash Equivalents                       2,160,021             (1,271,858)
      Cash and Cash Equivalents at Beginning of Year                        28,447,952             18,535,270
                                                                       ---------------         --------------

      Cash and Cash Equivalents at End of Quarter                      $    30,607,973         $   17,263,412
                                                                       ===============         ==============


      SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        INFORMATION - CASH PAID DURING THE PERIOD:
          Interest:
            Deposits                                                   $    11,784,832         $   11,125,603
            Federal Home Loan Bank advances and other borrowings             2,947,192              4,196,905
                                                                       ---------------         --------------
                                                                       $    14,732,024         $   15,322,508
                                                                       ===============         ==============

          Income Taxes                                                 $       500,000         $      940,000

      SUPPLEMENTAL DISCLOSURE OF NON-CASH
        INVESTING ACTIVITY:
          Loans transferred to real estate owned                       $             0         $    1,000,310
          Loans transferred to mortgage-backed securities              $    10,083,148         $            0


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                   June 30, 1996

   NOTE 1 - Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
   Article 10 of regulation S-X. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

   NOTE 4 - Marketable Debt and Mortgage-Backed Securities

   The following is a summary of available-for-sale securities at June 30, 1996:

                                                                           Gross              Gross            Estimated
                                                      Amortized          Unrealized         Unrealized           Market
                                                        Cost               Gains              Losses             Value
                                                   --------------      -------------       ------------      --------------

      Securities available-for-sale:
        U.S. Government and agency securities      $   19,663,193      $     129,795       $   (478,864)     $   19,314,124
        Collateralized mortgage obligations            32,525,755             93,432           (523,106)         32,096,081
        Municipal securities                            1,083,183             38,992               (872)          1,121,303
        Corporate debt securities                      12,001,180              4,826            (30,785)         11,975,221
                                                   --------------      -------------       ------------      --------------
          Total investment securities                  65,273,311            267,045         (1,033,627)         64,506,729
        Mortgage-backed securities                     33,581,881            381,584           (530,795)         33,432,670
                                                   --------------      -------------       ------------      --------------
        Total securities available-for-sale        $   98,855,192      $     648,629       $ (1,564,422)     $   97,939,399
                                                   ==============      =============       ============      ==============

                                                                Securities
                                                            available-for-sale
                                                    ---------------------------------
                                                                            Estimated
                                                       Amortized             Market
                                                         Cost                Value
                                                    --------------      -------------


      Due in one year or less                       $   10,125,427      $  10,147,422
      Due after one year through five years             15,268,835         15,267,171
      Due after five years through ten years            11,783,314         11,320,936
      Due after ten years                               28,095,735         27,771,200
                                                    --------------      -------------
        Total investment securities                     65,273,311         64,506,729
      Mortgage-backed securities                        33,581,881         33,432,670
                                                    --------------      -------------
        Total securities                            $   98,855,192      $  97,939,399
                                                    ==============      =============

   NOTE 5 - Accounting by Creditors for Impaired Loans

   On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. A loan is considered impaired when a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

   In accordance with Statement 114, a loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but which the Company had not taken possession of the collateral continue to be classified as loans.

   At June 30, 1996, the recorded investment in loans that are considered to be impaired under Statement 114 was $6.2 million of which $4.4 million were on a non-accrual basis. The average recorded investment in impaired loans during the six months ended June 30, 1996 was $6.0 million. For the three and six months ended June 30, 1996, the Bank recognized interest income on those impaired loans of $15,000 and $55,000, respectively.

   NOTE 6 - Accounting for Mortgage Servicing Rights

   The Bank originates and purchases mortgage loans for sale in the secondary market, and sells the loans with servicing either retained or released. Effective January 1, 1996, the Bank adopted SFAS No. 122 (Accounting for Mortgage Servicing Rights). For servicing retained, this Statement requires capitalizing the cost of mortgage servicing rights, regardless of whether those rights were acquired through origination or purchase activities.

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

   Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance. The amount capitalized approximated the market value of servicing rights at June 30, 1996 and, accordingly, no valuation allowance for servicing rights was established. Quoted market prices were used to estimate the fair value of servicing rights at June 30, 1996.

   The amounts capitalized during the three and six month periods ended June 30, 1996 were $52,652 and $266,789, respectively. The capitalized amount is being amortized over the estimated lives of the loans and the amortization in the three and six month periods ended June 30, 1996 were $5,838 and $14,058, respectively. At June 30, 1996 the fair value of capitalized mortgage servicing rights totaled $252,731.

   NOTE 7 - Investment in Forrest Holdings, Inc.

   On February 2, 1996, the Corporation purchased for $2.5 million a one-third interest in Forrest Holdings, Inc. of Oak Brook, Illinois. Forrest Holdings, Inc. owns and operates Forrest Financial Corporation, a leasing company which provides financing for the acquisition of information systems, including equipment, software, training and maintenance.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            INDIANA FEDERAL CORPORATION


   FINANCIAL CONDITION

   Indiana Federal Corporation (the "Corporation") the parent company of Indiana Federal Bank for Savings (the "Bank"), had total assets of $742.3 million at June 30, 1996, compared to total assets of $721.3 million at December 31, 1995.

   Total investment securities declined by $8.2 million to $64.5 million at June 30, 1996 from $72.7 million at December 31, 1995. This decline was due primarily to normal maturities and principal repayments. In addition, the investment security balance reflected net unrealized losses of $767,000 at June 30, 1996 compared to net unrealized gains of $691,000 at December 31, 1995. Mortgage-backed securities increased $6.7 million to $33.4 million at June 30, 1996 from $26.7 million at December 31, 1995. The increase in mortgage-backed securities was the result of management's decision to securitize $10.0 million of fixed-rate, one-to-four family mortgage loans with the Federal Home Loan Mortgage Corporation.

   The net loan portfolio balance at June 30, 1996 increased $30.2 million to $552.9 million from $522.7 million at December 31, 1995. One- to four-family mortgage, income producing property, consumer and commercial loans originated and purchased during the six months ended June 30, 1996 were $60.0 million, $8.2 million, $24.4 million and $32.0 million, respectively, totaling $124.6 million or $37.5 million more than the $87.1 million originated and purchased during the same period a year ago. Loan repayments totaled $58.5 million for the six months ended June 30, 1996 compared to $66.9 million for the same period last year. Sales of one- to four-family fixed-rate mortgage loans increased to $35.9 million for the six months ended June 30, 1996 from $11.0 million for the same period a year ago.

   Of the $60.0 million in one- to four-family mortgage loans originated and purchased, $24.0 million or 40 percent consisted of adjustable-rate mortgage loans including $14.1 million in short-term construction loans. The remaining $36.0 million of one- to four-family mortgage loan volume represented long-term, fixed-rate loan origination. Included in fixed-rate loan originations were $8.6 million of 15 year loans which were retained in the loan portfolio, $5.7 million of 30 year FHA and VA loans which were purchased from correspondents and $21.7 million which were originated for sale. Fixed-rate loans held for sale at June 30, 1996 decreased to $1.3 million from $16.0 million at December 31, 1995. The loans held for sale at June 30, 1996 are all held to be delivered pursuant to forward sales commitments. Loans held for sale are accounted for on a lower of cost or market basis. As of June 30, 1996, the Corporation had recorded a net adjustment of $8,500 to reduce the book value of these loans to their fair market value.

   Deposits increased $31.3 million to $564.2 million at June 30, 1996 from $532.9 million at December 31, 1995. The increase in deposits occurred primarily as a result of an increase of $9.8 million in passbook, money market and other transaction accounts and an increase of $21.5 million in certificate of deposit balances.

   Shareholders' equity decreased to $70.3 million or $14.84 per share at June 30, 1996 from $70.7 million or $14.98 per share at December 31, 1995. The decline in shareholders' equity was primarily the result of a $1.3 million decrease in unrealized gains on the available-for-sale securities portfolio and the payment of dividends.

   ASSET/LIABILITY MANAGEMENT

   Management attempts to control fluctuations in net interest income which result from an imbalance in the volume of assets and liabilities repricing during a period of time. The Bank attempts to mitigate its interest rate risk exposure by managing the maturity, prepayment and repricing characteristics of assets and liabilities. The Bank retains certain fixed-rate and adjustable-rate loans and sells in the secondary market conforming thirty-year fixed-rate mortgage loans. At June 30, 1996, the volume of liabilities repricing in one year or less exceeded the volume of assets repricing in one year or less by $85.3 million or a negative 11.68 percent of the Bank's total assets. This figure compares to a negative 12.38 percent one year gap at December 31, 1995.

   NON-PERFORMING ASSETS AND LOAN LOSS RESERVES

   The Corporation's non-performing assets decreased to $10.6 million or 1.42 percent of total assets at June 30, 1996 from $11.0 million or 1.53 percent of total assets at December 31, 1995.

   Management continuously reviews the various loan portfolios to determine appropriate loan loss reserve levels. Factors considered in these reviews include, but are not limited to, general economic conditions, loan mix, historical charge-offs, condition of the underlying collateral and the ability of the borrower to repay the loan. Management, as a result of this review process, recorded provision for loan losses of $150,000 and $200,000, respectively, for the three and six month periods ended June 30, 1996 compared to $30,000 and $175,000, for the three and six months ended June 30, 1995.

   Based on available information, management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio; however, future additions to the allowance may be necessary, based on changes in economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses, and may require that additions be made based upon their judgement of information available to them at the time of their examination. At June 30, 1996, the Corporation's allowance for loan losses totaled $6.7 million or 1.21 percent of net loans receivable compared to $6.7 million or 1.27 percent of net loans receivable at December 31, 1995.

   RESULTS OF OPERATIONS

   The Corporation recorded earnings of $1.4 million or $.29 per share for the three months ended June 30, 1996 compared to $2.2 million or $.46 per share for the same period last year. Net income for the six months ended June 30, 1996 was $3.0 million or $.63 per share compared to $3.8 million or $.78 per share for the same period a year ago. The decline in 1996 net income was the result of lower net interest income and other income. The return on average shareholders' equity declined to 8.52 percent for the six months ended June 30, 1996 compared to 11.41 percent for the same period in 1995. The return on average assets was .83 percent for the six months ended June 30, 1996 compared to 1.04 percent for the same period last year.

   The Corporation's net income is primarily dependent upon the difference between interest earned on its loans and investments and interest paid on deposits and borrowings. Indiana Federal's net interest income after provision for loan losses for the three months ended June 30, 1996 decreased to $5.9 million compared to $6.4 million for the same period in 1995. Net interest income after provision for loan losses for the six months ended June 30, 1996 decreased to $11.9 million from $12.6 million for the same period last year. The decline in net interest income was a result of higher interest rates on liability products and lower yields on interest-earning assets which produced lower net interest margins. The net interest margin decreased to 3.60 percent for the three months ended June 30, 1996 compared to 3.85 percent for the same period last year. For the six months ended June 30, 1996, the net interest margin declined to 3.64 percent compared to
   3.75 percent for the same period last year. The decline in the net interest margin for the three months ended June 30, 1996 was primarily the result of a 25 basis point decrease in the yield on interest-earning assets. The decline in net interest margin for the six months ended June 30, 1996 was primarily due to an increase of 8 basis points in the average cost of interest-bearing liabilities and a 3 basis point decline in the yield on interest-earning assets.

   Other income declined to $826,000 for the three months ended June 30, 1996 from $1.7 million for the same period a year ago. For the six months ended June 30, 1996, other income declined to $1.9 million compared to $2.3 million for the same period last year. When excluding gains and losses on the sale of assets, however, other income remained steady at $1.1 million for the three months ended June 30, 1996 compared to the same period a year ago. For the six months ended June 30, 1996, other income excluding gains and losses on the sale of assets increased by 12.8 percent to $2.4 million from $2.1 million for the same period last year. The increase in other income, excluding gains and losses on the sale of assets, for the six month periods ended June 30, 1996, was primarily the result of increases in customer service fees and a $200,000 prepayment penalty collected on the payoff of an income-producing property loan.

   During the three months ended June 30, 1996, management chose to reduce the Corporation's interest rate risk pertaining to its loans held-for-sale portfolio. As a result, the Corporation sold $31.9 million of loans during the three months ended June 30, 1996 resulting in net losses on the sale of mortgage loans of $291,000 compared to gains of

   $59,000 for the same period a year ago. At March 31, 1996, the Corporation had recorded an adjustment of $195,000 reducing the loans held-for-sale at that time to their fair market value. Losses on the sale and valuation of mortgage loans held-for-sale totaled $504,000 for the six months ended June 30, 1996 compared to net gains of $64,000 for the same period a year ago.

   Other expenses remained relatively unchanged at $4.9 million for the three months ended June 30, 1996 as compared to the same period a year ago. For the six months ended June 30, 1996, other expenses increased slightly to $9.7 million compared to $9.6 million for the same period last year. The increase in expenses was primarily due to increased depreciation on new equipment and higher computer service expenses.

   The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. A capitalization plan for the SAIF under consideration by Congress reportedly provides for a special assessment of 0.60 percent to 0.80 percent of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.60 percent to 0.80 percent was effected based on deposits as of March 31, 1995 (as proposed), the Bank's special assessment would amount to approximately $3.2 million to $4.3 million, before taxes, respectively. Accordingly, this special assessment would significantly increase non-interest expense and adversely affect the Company's results of operations. Conversely, depending upon the Bank's capital level and supervisory rating, and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly, to as low as .04 percent of deposits from the .23 percent of deposits currently paid by the Bank, which would reduce non-interest expense for future periods.

   Income tax expenses totaled $426,000, an effective tax rate of 23.7 percent for the three month period ended June 30, 1996 compared to $1.0 million, an effective tax rate of 31.2 percent for the same period last year. For the six months ended June 30, 1996, income tax expenses totaled $972,000 or an effective tax rate of 24.4 percent compared to $1.6 million or an effective tax rate of 29.3 percent for the same period last year. Provision for income tax expense for the three and six month periods ended June 30, 1996 included low to moderate income housing tax credits of $306,000 and $627,000 respectively, compared to $237,000 and $574,000, respectively, for the same period last year.

   LIQUIDITY AND CAPITAL RESOURCES

   The Bank maintains certain levels of cash and other liquid assets to fund normal volumes of loan commitments, savings deposit activity and other obligations. The Office of Thrift Supervision requires thrifts to maintain their liquidity ratio (cash and cash equivalent investments to net withdrawable deposits and borrowing due within one year) in excess of five percent. As of June 30, 1996 and 1995, the Bank's liquidity ratio was 7.10 percent and 6.51 percent, respectively, which were both in excess of the minimum regulatory requirement.

   The Corporation's primary sources of funds include loan repayments, advances from the Federal Home Loan Bank of Indianapolis, reverse repurchase agreements, deposits and loan sales. At June 30, 1996, the Corporation had commitments to originate $67.3 million of loans (including $17.4 million in unused lines of credit). At the same date, scheduled maturities of certificates of deposit during the succeeding 12 months amounted to $252.7 million (including $77.2 million within three months or less) and scheduled maturities of FHLB advances during such 12-month period amounted to $69.4 million. Management considers its current liquidity and additional sources of funds adequate to meet outstanding loan commitments.

   Current regulatory standards impose the following capital requirements: risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets and a tangible capital ratio expressed as a percent of total adjusted assets. As of June 30, 1996, the Bank substantially exceeded all regulatory capital requirements.

   At June 30, 1996, the Bank's tangible capital was $48.0 million or 6.60 percent of adjusted total assets, which was in excess of the 1.5 percent requirement by $37.1 million. In addition, at June 30, 1996, the Bank had core capital of $52.9 million or 7.21 percent of adjusted total assets, which exceeded the 3.0 percent requirement by $30.9 million. The Bank also had risk-based capital of $58.6 million at June 30, 1996 or 12.97 percent, which exceeded the 8.0 percent risk based capital requirement by $20.5 million.

   At June 30, 1996, the Corporation had acquired a total of 1,110,000 shares of its outstanding common shares through its previously announced share repurchase programs. The Corporation acquired 7,000 shares in the six months ended June 30, 1996.

   The Board of Directors approved a $.18 per share, or $853,619 cash dividend for the second quarter of 1996.

                            INDIANA FEDERAL CORPORATION


                            PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings

             None


   Item 2.   Changes in Securities

             None


   Item 3.   Defaults Upon Senior Securities

             None


   Item 4.   Submission of Matters to a Vote of Security Holders

             (a) Proxies for the annual meeting held April 24, 1996 were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

             (b) There were no solicitations in opposition to management's nominees for directors as listed in the proxy statement and all nominees listed were elected.

                  Directors elected were Donald A. Lesch, Philip A. Maxwell and Barbara A. Young.

                                    For       Withheld   Abstain/Broker Non-Vote
                                  ---------   --------   -----------------------

              Donald A. Lesch     3,906,630    92,371              -0-
              Philip A. Maxwell   3,896,001   103,000              -0-
              Barbara A. Young    3,897,566   101,435              -0-

              Directors previously in office who continued as directors after the meeting were Peter R. Candela, James E. Hutton, John R. Poncher, M.D., Byron Smith III and Fred A. Wittlinger.

             (c) Other matter voted upon at the annual meeting along with the number of affirmative votes and negative votes for each matter.

              Ratification of the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 1996.

                For          Against        Abstain       Broker Non-Vote
              ---------      -------        -------       ---------------
              3,936,392      39,964         22,645             -0-

   Item 5.  Other Information

            None


   Item 6.  Exhibits and Reports on Form 8-K

            A. Exhibit 27 - Financial Data Schedule

            B. One 8-K filed by the Registrant

               1. A press release dated May 17, 1996 announcing a new subsidiary, IFB Investment Services, Inc., and a press release dated June 10, 1996 announcing a realignment of management responsibilities was filed by the registrant with the SEC on July 16, 1996.

                            INDIANA FEDERAL CORPORATION


                                     SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   Indiana Federal Corporation
   ---------------------------
   Registrant



   Date:    August 13, 1996            /s/ Peter R. Candela
            ---------------            ----------------------------------------
                                       Peter R. Candela
                                       President/Chief Operating Officer



   Date:    August 13, 1996            /s/ George J. Eberhardt
            ---------------            ----------------------------------------
                                       George J. Eberhardt
                                       Executive Vice President/
                                       Chief Financial Officer