Form 10-Q
period 1996-09-30
INDIANA FEDERAL CORP
filed 1996-11-13
CIK 830250

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549



                                     FORM 10-Q


                 Quarterly Report Pursuant To Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934


   For the Quarterly Period Ended                         Commission File Number
   September 30, 1996                                             0-17379


                            INDIANA FEDERAL CORPORATION


               (Exact name of registrant as specified in its charter)


   Delaware                                         35-1735820
   ----------------------------                  -------------------------------
   (State or other jurisdiction                  (I.R.S. Employer Identification
    of incorporation or                           Number)
    organization)

   56 Washington Street
   Valparaiso, Indiana                            46383
   ----------------------------                  ----------
   (Address of principal                         (Zip Code)
    executive offices)

   Registrant's telephone number, including area code:  (219) 462-4131

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes       x       No
                                 ---------       ---------
   As of November 7, 1996, there were 4,751,131 outstanding shares of the registrant's Common Stock.

                            INDIANA FEDERAL CORPORATION

                                       INDEX

                                                                            Page
                                                                          Number

   PART I.  FINANCIAL INFORMATION


            Item 1. Condensed Consolidated Financial
                    Statements (unaudited)

                    Condensed Consolidated Statements of Financial Condition
                    September 30, 1996 and December 31, 1995               2 - 3

                    Condensed Consolidated Statements of Income, Three and
                    Nine Months Ended September 30, 1996 and 1995              4

                    Consolidated Statements of Cash Flow, Nine Months
                    Ended September 30, 1996 and 1995                      5 - 6

                    Notes to Condensed Consolidated Financial Statements   7 - 9

            Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                        10 - 15


   PART II.         OTHER INFORMATION                                         16


            SIGNATURES                                                        17

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                         INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                           ASSETS

                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                               1996                    1995
                                                                      ----------------         --------------

      Cash                                                            $     23,568,907         $   22,894,745
      Interest-earning deposits in other institutions                           66,311                178,207
      Federal funds loaned                                                           --             5,375,000
        Total Cash and Cash Equivalents                                     23,635,218             28,447,952

      Investment securities:
        Available-for-sale                                                  79,695,476             72,672,893

      Mortgage-backed securities:
        Available-for-sale                                                  42,086,981             26,737,343

      Loans receivable                                                     609,718,379            529,348,028
      Allowance for loan losses                                             (6,856,399)            (6,655,071)
                                                                      ----------------         --------------
        Loans Receivable, Net                                              602,861,980            522,692,957


      Loans held for sale                                                      883,069             16,044,609
      Real estate held for sale, acquired through foreclosure                3,902,111              4,413,617
      Office properties and equipment                                       10,758,320             10,919,615
      Federal Home Loan Bank stock                                           7,739,700              7,739,700
      Accrued interest receivable                                            5,983,857              5,005,115
      Goodwill and deposit base intangible                                   4,679,997              5,160,639
      Investment in Section 42 properties                                    6,989,922              6,679,081
      Investment in single premium life insurance policies                  12,477,024             10,793,759
      Other assets                                                           7,429,145              4,025,810
                                                                      ----------------         --------------

      TOTAL ASSETS                                                    $    809,122,800         $  721,333,090
                                                                      ================         ==============


            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                           INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                               1996                    1995
                                                                      ----------------         --------------

      Deposits                                                        $    559,187,254         $  532,895,925
      Federal Home Loan Bank advances
        and other borrowings                                               173,244,070            114,105,475
      Advance payments by borrowers for
        taxes and insurance                                                  2,390,568              1,409,051
      Other liabilities                                                      4,343,527              2,192,463
                                                                      ----------------         --------------
        TOTAL LIABILITIES                                                  739,165,419            650,602,914
                                                                      ----------------         --------------

      Shareholders' Equity
        Serial Preferred Stock, par value $.01
          per share; authorized:  5,000,000 shares;
          none issued                                                               --                     --
        Common Stock, par value $.01 per share;
          authorized:  10,000,000 shares; issued
          1996--5,847,130 shares, 1995--5,823,946 shares                        58,471                 58,239
        Additional paid-in capital                                          27,568,227             27,428,077
        Unrealized gain (loss) on available-for-sale securities,
          net of deferred income taxes                                        (289,653)               779,343
        Retained earnings                                                   51,611,376             51,443,400
        Treasury Stock, at cost - September 1996--1,110,000
          shares; December 1995--1,103,000 shares                           (8,754,075)            (8,628,949)
        Guaranteed ESOP obligation                                            (236,965)              (349,934)
                                                                      ----------------         --------------
        TOTAL SHAREHOLDERS' EQUITY                                          69,957,381             70,730,176
                                                                      ----------------         --------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $    809,122,800         $  721,333,090
                                                                      ================         ==============


                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                       1996            1995            1996             1995
                                                   -----------     -----------      -----------     -----------

Interest income:
  Interest on loans                                $12,301,833     $11,780,354      $35,823,045     $35,019,383
  Interest on mortgage-backed securities               732,903         484,499        1,626,590       1,458,231
  Interest and dividends on investment               1,510,911       1,384,955        3,951,348       4,974,750
                                                   -----------     -----------      -----------     -----------
Total Interest Income                               14,545,647      13,649,808       41,400,983      41,452,364

Interest expense:
  Interest on deposits                               6,234,133       5,750,998       18,149,378      16,658,452
  Interest on FHLB advances & other borrowings       1,900,771       1,694,390        4,790,553       5,691,442
                                                   -----------     -----------      -----------     -----------
Total Interest Expense                               8,134,904       7,445,388       22,939,931      22,349,894
                                                   -----------     -----------      -----------     -----------

Net Interest Income                                  6,410,743       6,204,420       18,461,052      19,102,470
Provision for loan losses                              265,000           2,357          465,000         176,967
                                                   -----------     -----------      -----------     -----------
Net Interest Income After Provision for Loan Losses  6,145,743       6,202,063       17,996,052      18,925,503

Other income:
  Commissions on sales of insurance and securities     312,581         247,802          942,994         882,298
  Gain (loss) on sale of real estate owned            (174,383)          1,059         (175,370)       (354,420)
  Gain (loss) on sale and valuation of mortgage loans   14,228         (96,991)        (489,901)        (32,713)
  Gain (loss) on sale of securities                     69,979              --           52,479         439,715
  Customer service fees                                443,758         383,213        1,287,568       1,093,736
  Other                                                403,341         407,324        1,327,637       1,135,393
                                                   -----------     -----------      -----------     -----------
Total Other Income                                   1,069,504         942,407        2,945,407       3,164,009

Other expenses:
  Salaries and employee benefits                     2,150,204       2,142,831        6,473,617       6,657,753
  Net occupancy expense                                384,877         430,132        1,143,613       1,109,835
  Furniture and equipment expense                      373,981         386,577        1,209,481       1,191,531
  Federal insurance premiums                           162,536         250,750          680,036         839,677
  SAIF Assessment                                    2,825,000              --        2,825,000              --
  Marketing                                            103,191         197,706          465,363         534,484
  Other general and administrative                   1,405,479       1,487,193        4,355,961       4,172,832
                                                   -----------     -----------      -----------     -----------
Total Other Expenses                                 7,405,268       4,895,189       17,153,071      14,506,112
                                                   -----------     -----------      -----------     -----------

Income (Loss) Before Income Taxes                     (190,021)      2,249,281        3,788,388       7,583,400
Income Tax Expense (Benefit)                          (384,700)        571,260          587,000       2,135,645
                                                   -----------     -----------      -----------     -----------

Net Income                                         $   194,679     $ 1,678,021      $ 3,201,388     $ 5,447,755
                                                   ===========     ===========      ===========     ===========

Amounts per common share:
  Net Income                                            $0.04           $0.34           $0.67           $1.12
                                                        =====           =====           =====           =====
  Cash Dividend Paid                                    $0.18          $0.165           $0.64           $0.695
                                                        =====          ======           =====           ======

                                                           4

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               1996                    1995
                                                                       ---------------         --------------

      OPERATING ACTIVITIES
        Net income                                                     $     3,201,388         $    5,447,755
        Adjustments to reconcile net income to net cash
          provided (used) by operating activities:
          Provision for loan losses                                            465,000                176,967
          Originations of loans held for sale                              (29,431,570)           (36,078,595)
          Cost of loans sold                                                34,509,962             27,099,856
          Provision for depreciation and amortization                        1,638,273              1,331,790
          Amortization of premiums and discounts, net                          111,581                146,838
          Proceeds from sales of trading securities                          8,135,782              1,974,760
          Purchases of trading securities                                   (8,153,438)            (1,975,625)
          Deferred federal income taxes                                       (971,805)            (1,882,479)
          Increase (decrease) in interest receivable                           978,742             (1,452,482)
          Decrease in interest payable                                          (4,329)              (621,339)
          Net (gains) on sale of securities                                    (52,479)              (439,715)
          Net losses on real estate owned                                      175,370                354,420
          Net losses on sale and valuation of mortgage loans                   489,901                 32,713
          Net change in other assets and liabilities                           836,111               (250,905)
                                                                       ---------------         --------------
      Net Cash Provided (Used) by Operating Activities                      11,928,489             (6,136,041)
                                                                       ---------------         --------------
      INVESTING ACTIVITIES
        Purchase of Forrest Holdings, Inc. preferred stock                  (2,500,000)                    --
        Proceeds from maturities of securities
          held-to-maturity                                                          --              3,265,000
        Proceeds from maturities and principal on
          securities available-for-sale                                     16,260,108                     --
        Proceeds from sales of securities
          available-for-sale                                                 2,493,125             77,374,156
        Purchases of securities available-for-sale                         (29,789,459)           (31,634,419)
        Purchases of mortgage-backed securities
          available-for-sale                                                (9,818,677)                    --
        Principal payments on mortgage-backed securities
          held-to-maturity                                                          --                866,866
        Principal payments on mortgage-backed securities
          available-for-sale                                                 3,792,060              1,229,251
        Purchases of loans                                                 (24,705,828)              (260,000)
        Loan originations and principal payments on loans                  (55,463,195)             7,974,378
        Purchases of office properties and equipment                          (815,094)            (1,262,767)
        Proceeds from sale of real estate                                      414,906                     --
        Payment for purchase of NCB Corp., net                                      --             (6,467,096)
                                                                       ---------------        ---------------
      Net Cash Provided (Used) by Investing Activities                    (100,132,054)            51,085,369
                                                                       ---------------        ---------------

                                                           5

                            INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               1996                    1995
                                                                       ---------------         --------------

      FINANCING ACTIVITIES
        Net increase (decrease) in non-certificate accounts            $    10,459,756         $  (37,702,785)
        Net increase in certificates of deposit                             15,831,573              6,955,935
        Proceeds from Federal Home Loan Bank advances                      167,900,000             30,000,000
        Repayments on Federal Home Loan Bank advances                     (123,465,155)            (4,157,167)
        Net increase (decrease) in other borrowings                         14,703,750            (42,975,000)
        Net increase in advance payment by borrowers
          for taxes and insurance                                              981,517              1,005,030
        Cash dividends                                                      (3,035,869)            (3,269,334)
        Purchase of treasury stock                                            (125,125)              (400,185)
        Exercise of stock options                                              140,384                461,707
                                                                       ---------------         --------------
      Net Cash Provided (Used) by Financing Activities                      83,390,831            (50,081,799)
                                                                       ---------------         --------------

      Decrease in Cash and Cash Equivalents                                 (4,812,734)            (5,132,471)

      Cash and Cash Equivalents at Beginning of Year                        28,447,952             18,535,270
                                                                       ---------------         --------------

      Cash and Cash Equivalents at End of Quarter                      $    23,635,218         $   13,402,799
                                                                       ===============         ==============

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        INFORMATION - CASH PAID DURING THE PERIOD:
          Interest:
            Deposits                                                   $    17,958,244         $   16,257,166
            Federal Home Loan Bank advances and other borrowings             4,794,882              5,686,644
                                                                       ---------------         --------------

                                                                       $    22,753,126         $   21,943,810
                                                                       ===============         ==============

          Income Taxes                                                 $       878,000         $    2,020,000


      SUPPLEMENTAL DISCLOSURE OF NON-CASH
        INVESTING ACTIVITY:
          Loans transferred to real estate owned                                    --         $    1,000,310
          Loans transferred to mortgage-backed securities              $    10,083,148                     --
          Loans transferred to held-for-sale category
            due to borrower conversion of adjustable rate
            mortgage loans to fixed rate mortgage loans                             --         $      251,505



             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                 September 30, 1996

   NOTE 1 - Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
   Article 10 of regulation S-X. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

   NOTE 2 - Earnings Per Share

   Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock equivalents outstanding. Common stock options in the calculation assume purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive).

   NOTE 3 - Reclassification

   Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 presentation.

   NOTE 4 - Marketable Debt and Mortgage-Backed Securities

   The following is a summary of available-for-sale securities at September 30, 1996:

                                                          Gross              Gross            Estimated
                                                        Amortized          Unrealized         Unrealized           Market
                                                           Cost               Gains              Losses             Value
                                                    --------------      -------------       ------------      --------------
      Securities available-for-sale:
        U.S. Government and agency securities       $   31,143,677      $     241,032       $   (442,479)     $   30,942,230
        Collateralized mortgage obligations             36,145,174             24,885           (359,111)         35,810,948
        Municipal securities                               946,935             41,867             (4,544)            984,258
        Corporate debt securities                       11,999,631              3,489            (45,080)         11,958,040
                                                    --------------      -------------       ------------      --------------
          Total investment securities                   80,235,417            311,273           (851,214)         79,695,476
        Mortgage-backed securities                      42,026,677            408,417           (348,113)         42,086,981
                                                    --------------      -------------       ------------      --------------
        Total securities available-for-sale         $  122,262,094      $     719,690       $ (1,199,327)     $  121,782,457
                                                    ==============      =============       ============      ==============

                                                                  Securities
                                                                available-for-sale
                                                    ---------------------------------
                                                                            Estimated
                                                        Amortized             Market
                                                          Cost                Value
                                                    --------------      ---------------


      Due in one year or less                       $    7,980,141      $     7,999,365
      Due after one year through five years             13,069,625           13,044,304
      Due after five years through ten years            26,828,162           26,548,624
      Due after ten years                               32,357,489           32,103,183
                                                    --------------      ---------------
        Total investment securities                     80,235,417           79,695,476
      Mortgage-backed securities                        42,026,677           42,086,981
                                                    --------------      ---------------
        Total securities                            $  122,262,094      $   121,782,457
                                                    ==============      ===============


   NOTE 5 - Accounting by Creditors for Impaired Loans

   On January 1, 1995, Indiana Federal Corporation ("the Corporation") adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. A loan is considered impaired when a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

   In accordance with SFAS No. 114, a loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but where the Company has not taken possession of the collateral continue to be classified as impaired loans.

   At September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $6.6 million of which $4.4 million were on a non-accrual basis. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was $6.2 million. For the three and nine months ended September 30, 1996, the Bank recognized interest income on those impaired loans of $20,000 and $75,000, respectively.

   NOTE 6 - Accounting for Mortgage Servicing Rights

   The Corporation originates and purchases mortgage loans for sale in the secondary market, and sells the loans with servicing either retained or released. Effective January 1, 1996, the Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". For servicing retained, SFAS No. 122 requires capitalizing the cost of mortgage servicing rights, regardless of whether those rights were acquired through origination or purchase activities.

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

   Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance. The amount capitalized approximated the market value of servicing rights at September 30, 1996 and, accordingly, no valuation allowance for servicing rights was established. Quoted market prices were used to estimate the fair value of servicing rights at September 30, 1996.

   The amounts capitalized during the three and nine month periods ended September 30, 1996 were $38,379 and $305,768, respectively. The capitalized amounts are being amortized over the estimated lives of the loans. The amortization in the three and nine month periods ended September 30, 1996 was $14,273 and $28,331, respectively. At September 30, 1996, the fair value of capitalized mortgage servicing rights totaled $277,437.

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            INDIANA FEDERAL CORPORATION


   FINANCIAL CONDITION

   Indiana Federal Corporation (the "Corporation") the parent company of Indiana Federal Bank for Savings (the "Bank"), had total assets of $809.1 million at September 30, 1996, compared to total assets of $721.3 million at December 31, 1995. The growth in total assets primarily resulted from the increase of $80.2 million and $15.3 million in net loans receivable and mortgage-backed securities, respectively, offset by a $15.2 decline in loans held for sale. The growth in assets was funded with increases of $26.3 million in deposits and $59.1 million in Federal Home Loan Bank ("FHLB") advances and other borrowings.

   Investment securities increased to $79.7 million at September 30, 1996 from $72.7 million at December 31, 1995. The increase primarily resulted from the $15.0 million purchase of Federal National Mortgage Association ("FNMA") medium term notes, and a $5.3 million purchase of Federal Home Loan Mortgage Corporation ("FHLMC") REMICs. These purchases more than offset normal maturities and principal repayments from the investment portfolio.

   Mortgage-backed securities increased to $42.1 million at September 30, 1996 from $26.7 million at December 31, 1995. The increase was the result of management's decision to securitize $10.0 million of fixed-rate, one- to four-family mortgage loans with FHLMC and a separate $10.0 million purchase of 15 year fixed-rate FHLMC and FNMA mortgage-backed securities.

   The net loan portfolio balance at September 30, 1996 increased $80.2 million to $602.9 million from $522.7 million at December 31, 1995. One- to four-family mortgage, income producing property, consumer and commercial loans originated and purchased during the nine months ended September 30, 1996 were $91.4 million, $16.8 million, $57.6 million and $51.4 million, respectively, totaling $217.2 million or $82.6 million more than the $134.6 million originated and purchased during the same period a year ago. The consumer loan volume includes $24.7 million of home equity loans purchased from Amerus Bank. Loan repayments totaled $98.6 million for the nine months ended September 30, 1996 compared to $101.4 million for the same period last year. Sales of one- to four-family fixed-rate mortgage loans increased to $44.6 million for the nine months ended September 30, 1996 from $27.9 million for the same period a year ago.

   Of the $91.4 million in one- to four-family mortgage loans originated and purchased, $41.8 million or 45.7 percent consisted of adjustable-rate mortgage loans, including $23.4 million in short-term construction loans. The remaining $49.6 million of one- to four-family mortgage loans represented long-term, fixed-rate loan originations. Included in fixed-rate loan originations were $11.0 million of 15 year loans which were retained in the loan portfolio, $9.2 million of 30 year FHA and VA loans which were purchased from correspondents and $29.4 million of 30 year fixed-rate loans which were originated for sale. Fixed-rate loans held for sale at September 30, 1996 decreased to $883,000 from $16.0 million at December 31, 1995. The loans held for sale at September 30, 1996 are all held to be delivered pursuant to forward sales commitments. Loans held for sale are accounted for on a lower of cost or market basis. As of September 30, 1996, the Corporation had recorded a net adjustment of $5,072 to reduce the book value of these loans to their fair market value.

   Deposits increased to $559.2 million at September 30, 1996 from $532.9 million at December 31, 1995. The increase in deposits occurred primarily as a result of an increase of $10.5 million in passbook, money market and other transaction accounts and an increase of $15.8 million in certificate of deposit balances.

   Shareholders' equity decreased to $70.0 million or $14.77 per share at September 30, 1996 from $70.7 million or $14.98 per share at December 31, 1995. The decrease in shareholders' equity was primarily the result of a $1.1 million decrease in unrealized gains on the available-for-sale securities portfolio and the payment of $3.0 million in cash dividends.

   ASSET/LIABILITY MANAGEMENT

   Management attempts to control fluctuations in net interest income which result from an imbalance in the volume of assets and liabilities repricing during a period of time. The Corporation attempts to mitigate its interest rate risk exposure by managing the maturity, prepayment and repricing characteristics of assets and liabilities. The Corporation retains certain fixed-rate and adjustable-rate loans and sells in the secondary market conforming thirty-year fixed-rate mortgage loans. At September 30, 1996, the volume of liabilities repricing in one year or less exceeded the volume of assets repricing in one year or less ("one year gap") by $96.3 million or a negative 12.11 percent of the Corporation's total assets. This figure compares to a negative 12.38 percent one year gap at December 31, 1995.

   NON-PERFORMING ASSETS AND LOAN LOSS RESERVES

   The Corporation's non-performing assets decreased to $10.7 million or 1.32 percent of total assets at September 30, 1996 from $11.0 million or 1.53 percent of total assets at December 31, 1995.

   Management continuously reviews the various loan portfolios to determine appropriate loan loss reserve levels. Factors considered in these reviews include, but are not limited to, general economic conditions, loan mix, historical charge-offs, condition of the underlying collateral and the ability of the borrower to repay the loan. Management, as a result of this review process, recorded provision for loan losses of $265,000 and $465,000, respectively, for the three and nine month periods ended September 30, 1996 compared to $2,000 and $177,000, for the three and nine months ended September 30, 1995. The growth in the loan portfolio primarily was in commercial, construction and home equity loans, which typically have higher risks. In response to this loan growth and higher risk associated with the loan mix, the Corporation increased its provision for loan losses.

   Based on available information, management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio; however, future additions to the allowance may be necessary, based on changes in economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses, and may require that additions be made based upon their judgement of information available to them at the time of their examination. At September 30, 1996, the Corporation's allowance for loan losses totaled $6.9 million or 1.13 percent of net loans receivable compared to $6.7 million or 1.27 percent of net loans receivable at December 31, 1995.

   RESULTS OF OPERATIONS

   The Corporation's third quarter 1996 earnings were substantially impacted by a non-recurring, pre-tax charge of $2.8 million resulting from legislation signed into law on September 30, 1996, to recapitalize the Federal Deposit Insurance Corporation's ("FDIC") Savings Association Insurance Fund ("SAIF"). This one-time special assessment reduced third quarter and year-to-date earnings by $1.7 million or $0.36 per share. Net income for the third quarter of 1996 was $195,000 or $0.04 per share, compared to net income of $1.7 million or $0.34 per share for the same period in 1995. For the nine months ended September 30, 1996, net income was $3.2 million or $0.67 per share compared to $5.4 million or $1.12 per share for the same period in 1995. Earnings per share for the third quarter of 1996, excluding the one-time special deposit premium assessment, would have increased by 18 percent to $0.40 per share compared to $0.34 per share for the similar 1995 quarter. The return on average shareholders' equity, excluding the one-time SAIF assessment, was 9.30 percent for the nine months ended September 30, 1996 compared to 10.93 percent for the same period in 1995. The return on average assets, excluding the one-time special SAIF assessment, was .86 percent for the nine months ended September 30, 1996 compared to 1.01 percent for the same period last year.

   The Corporation's net income is primarily dependent upon the difference between interest earned on its loans and investments and interest paid on deposits and borrowings. The Corporation's net interest income after provision for loan losses for the three months ended September 30, 1996 decreased to $6.1 million compared to $6.2 million for the same period in 1995. Net interest income after provision for loan losses for the nine months ended September 30, 1996 decreased to $18.0 million from $18.9 million for the same period last year. The decline in net interest income after provision for loan losses was a result of higher interest rates on liability products and lower yields on interest-earning assets and higher provision for loan losses. The net interest margin decreased to 3.69 percent for the three months ended September 30, 1996 compared to 3.81 percent for the same period last year. For the nine months ended September 30, 1996, the net interest margin declined to 3.65 percent compared to 3.79 percent for the same period last year.

   Other income when excluding gains and losses on the sale of assets increased to $1.2 million for the three months ended September 30, 1996, compared to $1.0 million for the same period last year. The increase was primarily due to higher commissions on the sale of insurance and securities and customer services fees. For the nine months ended September 30, 1996, other income when excluding gains and losses on the sale of assets increased to $3.6 million from $3.1 million for the same period last year. The increase was due to higher commissions on the sale of insurance and securities and customer services fees and a prepayment penalty of $200,000 on the payoff of an income producing property loan.

   Excluding the one-time SAIF assessment of $2.8 million, other expenses declined to $4.6 million for the three months ended September 30, 1996 compared to $4.9 million for the same period last year. For the nine months ended September 30, 1996, other expenses declined to $14.3 million, excluding the one-time SAIF assessment, compared to $14.5 million for the same period last year. The decline in other expenses was primarily due to efficiencies realized in 1996 from the acquisition of American State Bank and the NCB Corporation.

   Income tax expenses, excluding the $1.1 million tax benefit on the $2.8 million SAIF assessment, totaled $734,000, an effective tax rate of 27.8 percent for the three months ended September 30, 1996 compared to $571,000, an effective tax rate of 25.4 percent for the same period last year. For the nine months ended September 30, 1996, income tax expenses, excluding the one-time SAIF assessment, totaled $1,706,000 or an effective tax rate of
   25.8 percent compared to $2,136,000 or an effective tax rate of 28.2 percent for the same period last year. Provision for income tax expense for the three and nine months ended September 30, 1996 included low to moderate income housing tax credits of $315,000 and $942,000, respectively, compared to $237,000 and $811,000, respectively for the same period last year.

   LIQUIDITY AND CAPITAL RESOURCES

   Indiana Federal maintains certain levels of cash and other liquid assets to fund normal volumes of loan commitments, savings deposit activity and other obligations. The Office of Thrift Supervision requires thrifts to maintain their liquidity ratio (cash and cash equivalent investments to net withdrawable deposits and borrowing due within one year) in excess of five percent. As of September 30, 1996 and 1995, the Bank's liquidity ratio was
   5.84 percent and 7.63 percent, respectively, which were both in excess of the minimum regulatory requirement.

   The Corporation's primary sources of funds include loan repayments, advances from the FHLB of Indianapolis, reverse repurchase agreements, deposits and loan sales. At September 30, 1996, the Corporation had commitments to originate $34.1 million of loans

   (including $14.2 million in unused lines of credit). At the same date, scheduled maturities of certificates of deposit during the succeeding 12 months amounted to $132.3 million (including $100.1 million within three months or less) and scheduled maturities of FHLB advances during such 12-month period amounted to $121.4 million. Management considers its current liquidity and additional sources of funds adequate to meet outstanding loan commitments.

   Current regulatory standards impose the following capital requirements: risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets and a tangible capital ratio expressed as a percent of total adjusted assets. As of September 30, 1996, the Bank substantially exceeded all regulatory capital requirements.

   At September 30, 1996, the Bank's tangible capital was $48.1 million or 6.09 percent of adjusted total assets, which was in excess of the 1.5 percent requirement by $36.3 million. In addition, at September 30, 1996, the Bank had core capital of $48.1 million or 6.09 percent of adjusted total assets, which exceeded the 3.0 percent requirement by $24.4 million. The Bank also had risk-based capital of $53.6 million at September 30, 1996 or 9.93 percent, which exceeded the 8.0 percent risk based capital requirement by $10.4 million.

   At September 30, 1996, the Corporation had acquired a total of 1,110,000 shares of its outstanding common shares through its previously announced share repurchase programs. The Corporation acquired 7,000 shares in the nine months ended September 30, 1996.

   The Board of Directors approved a $.18 per share, or $854,700 cash dividend for the third quarter of 1996.

   IMPACT OF NEW ACCOUNTING STANDARD

   In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement applies a "financial-components approach" in recognizing assets and liabilities, focusing on control of such financial assets and liabilities. Under SFAS No. 125, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred. An entity ceases to recognize assets when control has been surrendered, and it ceases to recognize liabilities when they are extinguished. SFAS No. 125 establishes standards to distinguish between transfers of financial assets that are sales and transfers of financial assets that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Corporation does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

   RECENT DEVELOPMENTS

   Legislation regarding bad debt recapture has been enacted. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post-1987 reserves must be paid over a six year period starting in 1996.
   The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996.
   Management does not believe that this legislation will have a material impact on the operations of the Corporation.

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

              B. None

                            INDIANA FEDERAL CORPORATION


                                     SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   Indiana Federal Corporation
   ---------------------------
   Registrant



   Date:    November 13, 1996                /s/ Peter R. Candela
        -------------------------           ----------------------------
                                            Peter R. Candela
                                            President/Chief Operating Officer



   Date:    November 13, 1996                /s/ George J. Eberhardt
        --------------------------           ----------------------------
                                             George J. Eberhardt
                                             Executive Vice President/
                                             Chief Financial Officer