Form 10-K
period 1996-12-31
INDIANA FEDERAL CORP
filed 1997-03-31
CIK 830250

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from __________________ to _____________________

                         Commission file number 0-17379

                           INDIANA FEDERAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                    35-1735820
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

56 Washington Street, Valparaiso, Indiana                  46383
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (219) 465-6607

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES  [ X ]   NO [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of March 21, 1997, was $113,582,569. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of March 21, 1997, there were issued and outstanding 4,779,737 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended December 31, 1996.

         Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders for the year ended December 31, 1996.

                                     PART I

Item 1.  Business

General

         Indiana Federal Corporation ("IFC" or the "Corporation") is a financial services holding company organized under the laws of the State of Delaware in 1988. The Corporation's principal operating subsidiary is Indiana Federal Bank for Savings ("Indiana Federal" or the "Bank"). Indiana Federal was organized in 1887 and has operated as a federally-chartered savings and loan association since 1934. In 1989, IFC formed IndFed Mortgage Company to participate in various low and moderate income housing projects. In May 1996, IFB Investment Services Corp. ("IFB") was formed as a wholly owned subsidiary of IFC. IFB, a registered broker/dealer, provides investment services to its clients, such as personal investing and financial, tax and business succession planning. See "Subsidiary Activities."

         On December 12, 1994, the Corporation completed the acquisition of American Bancorp, Inc. ("ABI"), and its wholly owned subsidiary American State Bank ("American"), a commercial bank organized under the laws of the State of Indiana. Upon acquisition, ABI was merged into the Corporation and American was merged into the Bank. On January 31, 1995, the Corporation completed the acquisition of NCB Corp. ("NCB"), and its wholly owned subsidiary NorCen Bank ("NorCen"), an Indiana state chartered savings bank, located in Culver, Indiana. Similarly, upon acquisition, NCB was merged into the Corporation and NorCen was merged into the Bank.

         In February 1996, IFC purchased a one-third interest in Forrest Holdings, Inc. of Oak Brook, Illinois. Forrest Holdings, Inc. owns and operates Forrest Financial Corporation ("FFC"), a leasing company which provides financing solutions for the acquisition of information systems, including equipment, software, training and maintenance.

         On November 14, 1996, IFC entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pinnacle Financial Services, Inc. ("Pinnacle"), a Michigan-chartered bank holding company, pursuant to which IFC and Pinnacle will merge (the "Merger"). As a result of the Merger, which is subject to approval by IFC and Pinnacle shareholders and certain regulatory approvals, each share of IFC common stock will be exchanged for one share of Pinnacle common stock. At December 31, 1996, Pinnacle had total assets of $1.07 billion, deposits of $761 million, and shareholders' equity of $78 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General" in the Annual Report to Shareholders attached hereto as Exhibit 13 (the "Annual Report").

         The Bank, IFC's principal operating subsidiary, is primarily engaged in the business of attracting savings deposits from the general public and investing these funds, together with borrowings and other funds, in one- to four-family residential real estate loans, consumer loans, income-producing property loans, commercial business loans and agricultural real estate and operating loans. During 1996, Indiana Federal conducted its activities from a network of 16 full service offices located in Valparaiso and other northwest Indiana communities. Indiana Federal also operates three loan production offices in Highland, Mishawaka, and Valparaiso, Indiana.

         The Corporation's executive offices are located at 56 Washington Street, Valparaiso, Indiana 46383. Its telephone number is (219) 465-6607. Unless the context otherwise requires, references herein to IFC or the Corporation include the Corporation, the Bank and its subsidiaries on a consolidated basis.

Lending Activities

         General. The primary source of income to the Bank is interest income from lending activities. The principal lending activity of the Bank is making loans to enable borrowers to purchase or refinance one- to four-family residential properties and consumer, income-producing property, commercial business and agricultural loans. The majority of Indiana Federal's loans are secured by first liens on real property.

         In addition to interest earned on loans, the Bank receives fees for loan originations, commitments, prepayments, modifications, late payments, transfers due to changes of property ownership, insurance commissions and other miscellaneous services. Loan fees vary with loan origination levels and vary from time to time, generally depending on competitive conditions in the mortgage market.

         The Bank has authority to make or purchase real estate loans throughout the United States. A substantial majority of the real estate loans originated by Indiana Federal are secured by properties located in northwest Indiana. The Bank does, however, purchase loans outside its primary market area.

         The Bank originates its real estate loans through internal loan production personnel and loan originators who work on a commission basis. Currently a substantial portion of the Bank's loans are originated by commissioned personnel. Once a borrower has applied for a loan, the completed loan application package is reviewed by the Bank's salaried personnel. As part of the loan review process, independent appraisers who are approved in accordance with the Bank's appraisal policy, inspect and appraise the property that will secure the loan. All appraisals are subsequently reviewed by one of the Bank's loan underwriters. As part of the review process for real estate loans, information is obtained concerning the income, financial condition, employment and credit history of the borrower. All residential mortgage loans are approved according to guidelines established by Indiana Federal's underwriting policy. All residential mortgage loans up to $500,000 are approved by staff underwriters. Residential mortgage loans in excess of $500,000 and up to $1.0 million for new customers and $1.5 million for existing customers are approved by the Management Senior Loan Committee. All loans in excess of these amounts are approved by the Director\Senior Management Loan Committee, which consists of the members of the Management Senior Loan Committee and two directors on a rotating basis.

         The Bank requires title insurance on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan. The Bank will also require flood insurance to protect the property securing its interests, when it is determined that the property lies within a designated flood plain.

         The following tables set forth the composition of the Bank's loan portfolio and the relative amounts of fixed-rate and adjustable-rate loans, all at the dates indicated.

                                                                             December 31,
                                                 ---------------------------------------------------------------------
                                                         1996                    1995                    1994
                                                 --------------------   ----------------------  ----------------------
                                                 Amount       Percent    Amount        Percent   Amount        Percent
                                                --------      -------   --------       -------  --------       -------
                                                                        (Dollars in Thousands)
TYPE OF LOAN
 Real Estate Loans:
  One- to four-family residential.........      $287,655       45.26%   $278,680        52.34%  $270,008        51.12%
  Income-producing property...............        99,444       15.64      83,453        15.68    107,013        20.26
  Construction, income-producing property.         8,753        1.38       6,085         1.14     12,776         2.42
  Construction, one- to four-family.......        20,775        3.27      13,370         2.51     12,129         2.30
  Agricultural real estate................        11,511        1.81      12,940         2.43     10,323         1.96
                                                --------      ------    --------       ------   --------       ------
     Total real estate loans..............       428,138       67.36     394,528        74.10    412,249        78.06

 Consumer Loans:
  Second mortgage loans...................        74,039       11.65      33,554         6.30     28,783         5.46
  Boat loans..............................        18,244        2.87      19,161         3.60     19,973         3.78
  Recreational vehicle loans..............         7,755        1.22       9,574         1.80     11,273         2.13
  Automobile loans........................         7,510        1.18       8,712         1.63      7,818         1.48
  Deposit loans...........................         1,910        0.30       2,270          .43      1,812          .34
  Mobile home loans.......................         2,117        0.33       1,717          .32      2,375          .45
  Other...................................         8,551        1.35       7,774         1.46      6,460         1.22
                                                --------     -------    --------       ------   --------       ------
     Total consumer loans.................       120,126       18.90      82,762        15.54     78,494        14.86
                                                --------      ------    --------       ------   --------       ------
 Commercial business loans................        80,670       12.69      50,028         9.40     31,539         5.97
 Agricultural operating loans.............         6,652        1.05       5,096          .96      5,870         1.11
                                                --------      ------    --------       ------   --------       ------
Loans receivable, gross...................       635,586      100.00%    532,414       100.00%   528,152       100.00%
                                                              ======                   ======                  ======

 Less:
  Unearned discounts......................            59                     198                     295
  Undisbursed portion of loan proceeds....         7,830                   3,933                  10,361
  Deferred loan fees (costs)..............       (1,345)                 (1,065)                   (776)
  Allowance for loan losses...............         7,458                   6,655                   6,101
                                               ---------                --------                --------
                                                  14,002                   9,721                  15,981
                                               ---------                --------                --------
 Loans receivable, net....................      $621,584                $522,693                $512,171
                                                ========                ========                ========

                                                                  December 31,
                                                ---------------------------------------------
                                                        1993                    1992
                                                ---------------------   ---------------------
                                                 Amount       Percent    Amount       Percent
                                                --------      ------    --------       -----
                                                            (Dollars in Thousands)
TYPE OF LOAN
 Real Estate Loans:
  One- to four-family residential.........      $214,442       50.12%   $197,809       48.43%
  Income-producing property...............       117,880       27.55     130,312       31.90
  Construction, income-producing property.         8,383        1.96         817         .20
  Construction, one- to four-family.......        11,379        2.66       9,964        2.44
  Agricultural real estate................           ---         ---         ---         ---
                                                --------      ------    --------       -----
     Total real estate loans..............       352,084       82.29     338,902       82.97

 Consumer Loans:
  Second mortgage loans...................        17,211        4.02      18,882        4.62
  Boat loans..............................        18,854        4.40      19,240        4.71
  Recreational vehicle loans..............        12,345        2.89      13,565        3.32
  Automobile loans........................         4,487        1.05       2,489         .61
  Deposit loans...........................         2,652         .62       1,952         .49
  Mobile home loans.......................         3,056         .71       4,013         .98
  Other...................................         4,054         .95       3,770         .92
                                                --------      ------    --------       -----
     Total consumer loans.................        62,659       14.64      63,911       15.65
                                                --------      ------    --------      ------
 Commercial business loans................        13,136        3.07       5,627        1.38
 Agricultural operating loans.............           ---         ---         ---         ---
                                                --------      ------    --------      ------
Loans receivable, gross...................       427,879      100.00%    408,440      100.00%
                                                              ======                  ======

 Less:
  Unearned discounts......................           350                     481
  Undisbursed portion of loan proceeds....         7,428                   3,521
  Deferred loan fees (costs)..............          (79)                     487
  Allowance for loan losses...............         5,356                   4,392
                                               ---------                --------
                                                  13,055                   8,881
                                               ---------                --------
 Loans receivable, net....................      $414,824                $399,559
                                                ========                ========

                                                                                  December 31,
                                                   -------------------------------------------------------------------------
                                                           1996                      1995                     1994
                                                   --------------------     -----------------------  -----------------------
                                                    Amount      Percent      Amount         Percent   Amount         Percent
                                                   --------     -------     --------        -------  --------        -------
                                                                            (Dollars in Thousands)
FIXED-RATE/ADJUSTABLE-RATE LOANS

 Fixed-rate loans.............................     $211,985      33.35%      174,262         32.73%  $177,875         33.68%
 Adjustable-rate loans(1).....................      423,601      66.65       358,152         67.27    350,277         66.32
                                                   --------     ------      --------        ------   --------        ------
   Loans receivable, gross....................     $635,586     100.00%     $532,414        100.00%  $528,152        100.00%
                                                   ========     ======      ========        ======   ========        ======
                                                                      December 31,
                                                   ------------------------------------------------
                                                            1993                     1992
                                                   -----------------------  -----------------------
                                                    Amount         Percent   Amount         Percent
                                                   --------        -------  --------        -------
                                                                 (Dollars in Thousands)
FIXED-RATE/ADJUSTABLE-RATE LOANS

 Fixed-rate loans.............................     $173,009         40.43   $165,522         40.53%
 Adjustable-rate loans(1).....................      254,870         59.57    242,918         59.47
                                                   --------        ------   --------        ------
   Loans receivable, gross....................     $427,879        100.00%  $408,440        100.00%
                                                   ========        ======   ========        ======

--------------------
(1) Includes 15 and 30 year adjustable-rate loans which have fixed rates of interest for the first five or seven years and then adjust annually thereafter. These loans totaled approximately $98.9 million in 1996, $79.9 million in 1995, $71.3 million in 1994, $57.8 million in 1993 and $48.4 million in 1992.

         The following table sets forth the contractual maturity of the Bank's loan portfolio at December 31, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing at the next repricing date. This table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                        Real Estate Loans
                                     ----------------------------------------------------
                                           Mortgage(1)                  Construction              Consumer Loans
                                     ----------------------        ----------------------       --------------------
                                                   Weighted                      Weighted                   Weighted
Due During Period                                   Average                      Average                    Average
Ending December 31,                   Amount         Rate          Amount          Rate          Amount       Rate
----------------------------------   --------       ------        --------        ------        --------     ------
                                                                  (Dollars in thousands)
1997(2)...........................   $168,898        8.32%         $27,085         9.39%         $33,280      9.37%
1998 - 2001.......................    165,827        7.46            2,447         9.73           55,383      9.30
2002 and following................     63,383        8.09              497         8.55           31,463      9.55
                                     --------                      -------                      --------
                                     $398,108        7.93%         $30,029         9.41%        $120,126      9.38%
                                     ========                      =======                      ========


                                           Commercial                     Total
                                     ----------------------      ----------------------
                                                   Weighted                    Weighted
Due During Period                                  Average                      Average
Ending December 31,                   Amount         Rate          Amount         Rate
----------------------------------   --------       ------        --------       -----
                                                  (Dollars in thousands)
1997(2)...........................    $61,846        9.32%        $291,109       8.75%
1998 - 2001.......................     19,992        9.08          243,649       8.03
2002 and following................      5,485        8.53          100,828       8.57
                                      -------                     --------
                                      $87,323        9.22%        $635,586       8.45%
                                      =======                     ========

---------------------

(1) Includes one- to four-family, multi-family, commercial and agricultural real estate loans.
(2)  Includes overdraft loans which have no stated maturity.

         At December 31, 1996, $166.2 million of the Bank's loans due after December 31, 1997, had fixed interest rates, while the total amount of loans due after such date which had adjustable interest rates was $178.2 million.

         At December 31, 1996, the maximum amount Indiana Federal could have loaned to any one borrower or group of related borrowers was approximately $7.5 million. See "-- Regulation-- Federal Regulation of Savings Associations." At that date, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. At December 31, 1996, Indiana Federal's largest loan or lending relationship outstanding totaled $7.46 million and was secured by one- to four-family properties and a real estate development loan in Porter County, Indiana. This loan is performing in accordance with its loan repayment terms. At December 31, 1996, the Bank had seven other lending relationships or loans to individuals in excess of $5.0 million. Each of these loans was performing in accordance with its terms at December 31, 1996, except for two loans (aggregating $2.4 million) which were part of one lending relationship. These two loans were refinanced during February 1997 by the borrower at another lending institution. See "-Non-accruing loan."

         One- to Four-Family Residential Real Estate Lending. The Bank's primary lending program has been the origination of loans secured by one- to four-family residences. A substantial majority of these loans are secured by real estate located in northwest Indiana, which includes Lake, Porter, LaPorte and St. Joseph counties, Indiana. The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Although federal law permits the Bank to make loans in amounts of up to 100% of the appraised value of the underlying real estate, the Bank generally makes one- to four-family residential property loans in amounts up to 95% of the lesser of the appraised value or the contract price of the subject property. Where loans are made in amounts which exceed 80% of the contract price or appraised value of the underlying real estate, as the case may be, the Bank's policy is to require private mortgage guarantee insurance on the excess. The Bank also originates, FHA and VA guaranteed residential loans.

         In order to reduce its exposure to changes in interest rates, the Bank has deemphasized the origination of 30-year fixed-rate one- to four-family residential mortgage loans for its own portfolio. In order to meet consumer demand, however, the Bank continues to originate such loans for the purpose of sale in the secondary mortgage market. The Bank has retained a limited amount of fixed-rate residential loans consistent with its asset/liability policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management" in the Annual Report. The Bank currently underwrites and documents substantially all loans to permit their sale in the secondary market, although a third party purchase commitment for the loan is not required prior to origination. During 1996, the Bank originated $35.8 million of fixed-rate one- to four-family residential mortgage loans of which $23.1 million had terms in excess of 15 years. See "--Loan Originations, Purchases and Sales." During the same period, the Bank sold $41.3 million of fixed-rate one- to four-family loans, securitized another $9.8 million of fixed-rate one- to four-family loans, and held for sale an additional $2.0 million of such loans which were recorded at the lower of cost or market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Income" and Note A of the Notes to the Consolidated Financial Statements in the Annual Report.

         A majority of the one- to four-family residential loans originated and retained for portfolio during 1996 were 15 or 30 year adjustable-rate mortgage loans ("AMLs") which have a fixed rate for the first three years then adjust annually thereafter. The Bank also originated and retained for portfolio during 1996 some 15- or 30-year adjustable-rate loans which have a fixed rate for the first five or seven years then adjust annually thereafter. The majority of the Bank's portfolio of one- to four-family residential AMLs have interest rates that adjust annually in accordance with the yields on the one-year U.S. Treasury Constant Maturity Index. The Bank's AMLs generally limit interest rate increases to 2% annually and have an established ceiling rate at the time the loans are made of up to 6% over the original interest rate. To compete with other lenders in its market area, Indiana Federal has made most of its residential AMLs at interest rates which, for the first year, are below the fully indexed rate which would have been applicable to these loans. These loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect. The Bank generally underwrites such loans to comply with secondary mortgage market agencies' standards. Most one- to four-family real estate mortgage loans originated by the Bank contain a "due-on-sale" clause providing that the Bank may declare the unpaid principal balance due and payable upon the sale of the mortgaged property. It is the Bank's policy to enforce these due-on-sale clauses to the extent permitted by law.

         At December 31, 1996, one- to four-family AMLs totaled $246.9 million (including $98.9 million in AMLs which have a fixed rate for the first five or seven years and $20.8 million in one- to four-family construction loans) or 80.1%, of the Banks one- to four-family residential mortgage loan portfolio before net items. The construction loans generally adjust monthly at margins over the Citibank prime rate. It is possible that during periods of rising interest rates, the risk of defaults on AMLs may increase due to the upward adjustment of interest costs to borrowers. The Bank does not make negative amortization mortgage loans.

         The Bank originates residential construction loans to individuals who intend to occupy the premises upon completion of the construction phase. The Bank also originates such loans to local contractors to build residential properties for resale or for sale to a buyer under a contract to build. All construction loans to individuals are made with a permanent loan commitment from either the Bank or another financial institution. During 1996, residential construction loan originations amounted to $35.1 million.

         At December 31, 1996, the Bank had $20.8 million of residential construction loans outstanding, of which $16.3 million were to building contractors and $4.5 million were originated as combination construction and permanent loans to individual owner-occupants. Of the $16.3 million total residential construction loans to contractors, $5.3 million are for the construction of homes that the contractor has pre-sold. At December 31, 1996, the largest loan outstanding to one contractor totaled $1.5 million, of which $1.0 million represented construction loans for residences under contract.

         Construction loans afford the Bank the opportunity to charge loan origination fees, to increase the frequency of repricing of its loan portfolio and to earn yields higher than those obtainable on loans secured by existing one- to four-family residential properties. The higher yields reflect the higher risks associated with construction lending (principally, the difficulty in evaluating accurately the total funds required to complete a project and the post-completion value of the project). As a result, the Bank places a strong emphasis upon the borrower's ability to repay and the experience and expertise of the builder.

         Income-Producing Property Lending. The Bank strives to maintain an income-producing property loan portfolio in the range of 15% to 20% of total assets, subject to market conditions. At December 31, 1996, the Bank's income producing property loan portfolio totaled $108.2 million, or 13.08% of the Bank's total assets and 17.02% of the Bank's loan portfolio, before net items. See "--Loan Originations, Purchases and Sales." Indiana Federal's income-producing property loans include loans secured by apartment buildings, nursing homes, motels, office buildings, shopping centers, mobile home parks and special purpose properties. The Bank's policy is generally to lend or purchase loans secured by properties located within a 250 mile radius of its home office, preferably in its market area of Porter County and the surrounding six counties. At December 31, 1996, the Bank had a net book value of $10.7 million of loans secured by properties outside of the 250 mile radius. See Note D of the Notes to Consolidated Financial Statements for the composition of the Bank's loans collateralized by income-producing property categorized by state. The largest of these loans totaled $1.7 million and was secured by a hotel in Atlanta, Georgia. At December 31, 1996, this loan was performing in accordance with its repayment terms.

         The Bank utilizes the same underwriting guidelines and criteria, including on-site inspections by in-house staff, for all income-producing property loans, regardless of whether the loan was originated or purchased by the Bank. The Management Senior Loan Committee of the Bank is authorized to review and approve income-producing property loans in amounts of up to $1.0 million for new customers and $1.5 million for existing customers while loans in excess of such amounts require the approval of the Director\Senior Management Loan Committee.

         Most permanent income-producing property loans originated by the Bank have carried adjustable interest rates that float with one of several indices. The Bank will originate fixed-rate income-producing property loans only if the funds advanced are match-funded with FHLB advances, where the Bank can anticipate an acceptable interest rate spread. During 1996, the Bank originated $35.3 million of income-producing property loans. At December 31, 1996, 15 income-producing property loans had net outstanding principal balances in excess of $2.0 million, with the largest five loans having outstanding principal balances of $5.8 million (secured by an apartment complex), $4.3 million (secured by an office building), $3.7 million (secured by a mobile home park), $3.1 million (secured by an office building) and $2.9 million (secured by an office building). In addition, 54 other income producing property loans had principal balances between $500,000 and $2.0 million. See "--Non-Performing Assets, Loan Delinquencies and Defaults and Other Problem Loans" for a description of the level of delinquencies the Bank has experienced to date on its income-producing property loans.

         The Corporation's subsidiary, IndFed Mortgage Company ("IndFed Mortgage"), participates in joint ventures for the construction of income-producing properties. At December 31, 1996, the Bank had four such loans outstanding. These loans are for the construction of low to moderate income apartment housing projects located in Elkhart, Rensselaer and Valparaiso, Indiana. See "Subsidiary Activities." The total commitment for the Bank's loans to these projects at December 31, 1996 was $6.6 million, all of which is currently outstanding.

         The Bank also originates loans to developers for the purpose of acquiring and developing subdivisions for one- to four-family homes. At December 31, 1996, the Bank had five development loans with commitments totaling $5.3 million and outstanding principal balances totaling $5.1 million. The largest development loan outstanding at December 31, 1996 was a $1.6 million loan for a development project in Valparaiso, Indiana.

         Income producing property loans are generally originated with loan-to-value ratios of up to 80%. Income-producing property loan originations generally have a term of up to 10 years with payment amounts based on amortization schedules of 15 to 30 years. While the Bank seeks to obtain personal guarantees or letters of credit on most loans, underwriting is primarily based on the cash flow available from the project, after payment of all expenses, and compliance with Indiana Federal's debt service coverage ratios for the type of underlying income-producing property securing the loan.

         Income-producing property lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by income-producing property are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         Consumer Lending. Consumer loans are generally originated at fixed interest rates and carry higher yields than one- to four-family residential mortgage loans. The Bank generally makes secured consumer loans for personal, family or household purposes, such as the financing of recreational vehicles, boats, automobiles, second mortgage loans, mobile homes, and home improvements. Although the Bank's home equity, home improvement and boat loans are made for terms of up to 180 months, the actual maturities of such loans are generally shorter. At December 31, 1996, $120.1 million, or 18.9%, of the Bank's loan portfolio before net items was invested in consumer loans.

         The Bank originates second mortgage loans consisting of home equity lines of credit and loans at a fixed dollar amount ("closed end loans"). The Bank's second mortgage loans are generally originated in amounts, together with the amount of the first mortgage, of up to 90% of the appraised value of the property securing the loan; however, home equity loans with loan-to-value ratios in excess of 90% are generally available at higher interest rates. Closed end loans are originated at fixed interest rates and provide for monthly repayment of principal and interest. Home equity lines of credit are originated at an adjustable interest rate and provide for monthly payments of principal and interest amortized over a term of up to ten years.

          In 1995, the Bank began offering credit cards directly to its customers. At December 31, 1996, the Bank had $1.5 million of credit card loans outstanding and $5.4 million of unused credit available under its credit card program, compared to $1.5 million of credit card loans outstanding and $4.5 million of unused credit available at December 31, 1995.

         Indiana Federal's consumer loans are originated through its branch offices and through a network of over 40 dealers in such items as recreational vehicles, boats, automobiles, and home improvement contractors. These dealers and contractors are located in Indiana, Illinois, Michigan, Wisconsin, Missouri and Kentucky. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income is determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. The determination of compliance with these standards is made by the Bank rather than by a referring dealer. Indiana Federal, from time to time, will purchase consumer loans. During 1996, Indiana Federal purchased a total of $29.8 million of fixed-rate closed end home equity loans, without servicing rights, from a bank in Des Moines, Iowa.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Bank's consumer loan portfolio has historically been low (at December 31, 1996, $354,000, or approximately .29% of the gross consumer loan portfolio, was 60 days or more delinquent), there can be no assurance that delinquencies will not increase in the future. See "Non-Performing Assets, Loan Delinquencies and Defaults and Other Problem Loans."

         Commercial Business Lending. Federally chartered savings institutions such as Indiana Federal are authorized to make, up to a maximum of 10% of total assets, secured and unsecured loans, issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities.

         Indiana Federal began originating commercial business loans in June 1992. At December 31, 1996, Indiana Federal had $87.3 million in commercial business loans outstanding, representing 13.7% of the Bank's loan portfolio, before net items, and additional commercial business loan commitments totaling $7.2 million. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Indiana Federal intends to continue to increase its commercial business loan portfolio while maintaining its current underwriting standards.

         At December 31, 1996, the Bank had five commercial business loans with an outstanding balance in excess of $1.0 million, one of which was paid off by the borrower during February 1997. The largest commercial business loan outstanding at December 31, 1996 had a balance of $2.1 million and was secured by marketable securities. At December 31, 1996, each of the foregoing loans was performing in accordance with its repayment terms. The Bank had seven other commercial business loans (aggregating $4.1 million) with a net outstanding balance in excess of $500,000 at December 31, 1996, all of which were performing in accordance with their repayment terms.

         The commercial business loan market area consists of the following Indiana counties: Elkhart, Jasper, Lake, LaPorte, Marshall, Porter, St. Joseph and Starke. Substantially all loans are currently being originated in Lake, Porter and Starke counties, Indiana. The increase in the Bank's commercial business loans during 1994 and 1995 was due primarily to the addition of $25.0 million and $19.0 million from the American and NCB acquisitions, respectively. The increase in the commercial business lending portfolio during 1996 was a result of the Bank's strategy to focus on growing its short-term, higher-yielding loans.

         Authority for commercial business loan approvals is granted to qualified personnel up to $125,000 and to the Senior Vice President/Manager of commercial business lending for loans up to $250,000. The Senior Vice President/Manager of commercial business lending, together with two commercial loan officers, has authority to approve loans up to $500,000. All commercial business loans in excess of $500,000 must be approved by a majority of the Senior Management Loan Committee, which includes the President, Chief Financial Officer, Senior Vice President, Vice Presidents of Commercial Business Lending and the Senior Vice President of Residential Lending. Loans that exceed $1.0 million for new customers or $1.5 million for existing customers must be approved by a majority of the Director\Senior Management Loan Committee.

         The Bank originates commercial business loans through internal loan production personnel. Once a borrower has applied for a commercial business loan, the complete loan application package is reviewed, including three years of tax returns and historical operating and other financial information. A credit report and cash flow analysis may also be reviewed depending on the amount of the loan request. If real estate is provided as part of the underlying collateral, the Bank may obtain, among other items, appraisals, title insurance and an environmental survey.

         Commercial business loans are generally originated with an adjustable interest rate based on a margin over the current national prime rate or the selected U.S. Treasury note rate. The adjustment period and the index used are contingent on the loan amount, risk factors, term and the borrower's other relationships with Indiana Federal. There is no limit on upward or downward interest rate adjustments. Commercial business loans are negotiated on a case by case basis and maturity, interest rate and other terms may vary.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment and inventory as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 1996, $530,000, or .66%, of the Bank's commercial business loans were non-performing loans.

         Agricultural Related Lending. As a result of the American acquisition in December 1994, the Bank acquired agricultural real estate and operating loans and an agricultural lending department. At December 31, 1996, the Bank had agricultural real estate loans secured by farmland of $11.5 million or 1.8% of the Bank's gross loan portfolio. At the same date, $6.7 million or 1.0% of the Bank's loan portfolio, before net items, consisted of secured loans related to agricultural operations.

         Agricultural real estate loans are currently originated with either an adjustable or fixed rate of interest. Generally, adjustable rate agricultural real estate loans provide for a one, three or five year adjustment of the interest rate based on a margin over the corresponding U.S. Treasury security and may have maturity terms of 20 years or less while generally providing for a 20 year amortization schedule. Fixed rate agricultural real estate loans generally are balloon loans with terms up to five years with a 20 year amortization schedule. The loan to value ratio on agricultural real estate loans is generally limited to 70%. "Part-time" farms with quality primary residences of the farmer\owner-operator located thereon may occasionally be financed up to an 80% loan to value ratio.

         Agricultural operating loans are also originated at either an adjustable or fixed rate of interest for up to a five year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans generally provide for annual payments of principal and interest or upon maturity, if the original term is less than one year. These loans generally provide for any proceeds from the sale of collateral be applied to repayment of the loan.

         Agricultural related lending affords the Bank the opportunity to earn yields higher than those obtainable on one- to four-family residential lending. Nevertheless, agricultural related lending is generally recognized as involving a higher degree of risk than residential lending because of the typically larger loan amount, the lengthy time period involved in the production of crops and livestock and the increased sensitivity of these loans to changes in general economic conditions as well as other factors outside the control of the farm borrower which can affect the success of the borrower.

         Weather presents one of the greatest risks as hail, drought, floods or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced substantially by the farmer with multi-peril crop insurance which can limit the dollar loss caused by yield reductions. Indiana Federal requires borrowers to obtain multi-peril crop insurance on a case by case basis.

         Grain and livestock prices also present a risk as prices may decline prior to sale resulting in the borrower's inability to cover production costs. These risks may be reduced by the farmer with the use of futures contracts or options to provide a "floor" below which prices will not fall.

         Another risk is the uncertainty of government support programs and other regulations. Many farmers rely on the income, in part, from support programs to make loan payments. If these programs are discontinued or significantly changed, farmers will have to make a number of adjustments to try to maintain income levels sufficient to make loan payments.

         In 1995, Congress eliminated farm commodity subsidy programs for feed grains. This program, in certain years, was instrumental to farmers in supporting grain prices and therefore farm revenues. Under the new legislation, support for commodity prices will be decreased each year until eliminated entirely in the year 2002. The Bank has adjusted its underwriting standards and criteria related to agricultural lending by discounting government commodity supports in the projected cash flows of the farm operation.

         Finally, many farms are dependent on a limited number of key individuals whose injury or death may result in an inability to successfully operate the farm. In this regard, Indiana Federal provides an optional farm credit life program to farm borrowers.

         Loan Originations, Purchases and Sales. In order to generate servicing income and provide funds for additional lending activities, the Bank generally seeks to sell, in the secondary mortgage market, one- to four-family residential fixed-rate loans which it originates. During the year ended December 31, 1996, the Bank, consistent with its asset/liability management strategy, sold the majority of the fixed-rate one- to four-family residential loans it originated. All loans sold in the secondary market have been sold without recourse to the Bank. At December 31, 1996, the Bank had $2.0 million of fixed-rate one- to four-family residential loans held for sale which were recorded at the lower of cost or market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management" in the Annual Report.

         Gains and losses on sales of loans and loan participations are recognized at the time of the sale. When loans are sold, the Bank typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Bank receives a servicing fee for performing these services. The amount of fees received by the Bank varies but generally ranges from .25% to .375% per annum on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At December 31, 1996, Indiana Federal serviced approximately $146.0 million in loans and loan participations for others.

         The Bank believes that purchases of loans and loan participations are generally desirable primarily when there is an excess supply of funds available or when favorable terms are available in areas outside its primary lending area for loans which meet Indiana Federal's regular investment and underwriting policy guidelines. Loan purchases also may be made to diversify the Bank's loan portfolio. Loans purchased by Indiana Federal are generally serviced by the seller. At December 31, 1996, approximately $51.0 million of the Bank's loans receivable were serviced by others.

         The table below shows the loan origination, purchase and sale activity of the Bank during the periods indicated.

                                                                                 Year Ended December 31,
                                                                         ----------------------------------------
                                                                           1996            1995           1994
                                                                         ---------      ----------     ----------
                                                                                  (Dollars in Thousands)
Loans Originated:
 One- to four-family:
   Fixed-rates....................................................        $ 35,816        $ 46,902       $ 27,712
   Adjustable-rates(1)............................................          82,404          69,121        102,875
 Income-producing property........................................          35,308           7,052         12,443
 Consumer.........................................................          44,002          32,926         35,209
 Commercial business..............................................          47,636          36,743         20,386
 Agricultural Operating...........................................           6,133           3,623          1,225
                                                                          --------        --------       --------
     Total loans originated.......................................        $251,299        $196,367       $199,850
                                                                          --------        --------       --------

Loans Purchased:
 One- to four-family:
   Fixed-rates....................................................        $ 11,632       $   1,363       $    610
   Adjustable-rates...............................................             ---             ---            ---
 Income-producing property........................................             ---             962            ---
 Consumer.........................................................          29,779             ---          3,916
 Commercial business..............................................             ---             551            ---
                                                                          --------        --------       --------
     Total loans purchased........................................          41,411           2,876          4,526
                                                                          --------        --------       --------
     Total loans originated and purchased.........................        $292,710        $199,243       $204,376
                                                                          --------        --------       --------

Loans Sold:
 One- to four-family residential units:
   Fixed-rates....................................................        $ 41,271        $ 32,543       $ 30,122
 Income-producing property........................................             ---             ---            ---
                                                                          --------        --------       --------
     Total loans sold.............................................          41,271          32,543         30,122
                                                                          --------        --------       --------
Principal repayments..............................................         148,266         185,886        126,241
                                                                          --------        --------       --------
     Total loan sales and repayments..............................         189,537         218,429        156,363
                                                                          --------        --------       --------
Other net changes (2).............................................         (1,133)           (557)          (757)
                                                                          --------        --------       --------
Net loan activity.................................................        $102,040       $(19,743)       $ 47,256
                                                                          ========       ========        ========

---------------------
(1) Includes 15 and 30 year AMLs which have fixed rates of interest for the first five or seven years and then adjust annually thereafter. These loans totaled approximately $22.1 million in 1996, $9.5 million in 1995 and $14.1 million in 1994.

(2) Consists primarily of the accretion of unearned discounts on other loans and the provision for loan losses.


         Non-Performing  Assets,  Loan  Delinquencies  and  Defaults  and  Other
Problem Loans. When a borrower fails to make a required payment on a one- to four-family residential mortgage loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is 15 days past due and again when the loan is 45 days past due. In addition, the Bank attempts to contact the borrower via telephone prior to the loan being 30 days past due. Generally, if the delinquency is not cured within 60 days, the Bank issues notice of intent to foreclose on the property, and if the deficiency is not cured within 90 days, the Bank may institute foreclosure action. If foreclosed on, real property is sold at a public sale and may be purchased by the Bank.

         When a borrower fails to make a required payment on an income-producing property loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower via telephone the first business day following the last grace day pursuant to the note's payment schedule. Generally, if the payment is not paid within five business days after contact, then a site inspection and a personal interview with the property manager and/or owner may be performed. If upon the interview/inspection it is found that the property or future payments may be in jeopardy, then immediate enforcement of assignment of leases and rents will be initiated and all legal steps will be taken to gain control of the project. After due notice, foreclosure procedures will be initiated. If foreclosed on, real property is sold at a public sale and may be purchased by the Bank.

         When a borrower fails to make a required payment on a consumer loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower by written notice after a payment is 10 days past due and again when payment is 15 days past due by either written notice and/or by telephone. If the delinquency is not cured within 60 to 90 days the Bank may take appropriate steps to repossess the collateral securing the loan and/or file suit.

         When a commercial business loan borrower fails to make a required payment, the loan officer immediately begins to record all relevant collection efforts. A reminder notice is sent to the borrower 15 days after the loan becomes past due and at 30 days past due the borrower is contacted directly by a loan officer. After the loan becomes 45 days past due, the loan file is sent to loan review for a documentation check and the loan officer discusses the loan with the loan officer's manager. If the loan balance becomes 60 days past due, the loan officer reviews his course of action with his manager and sends out an initial demand letter. If the loan becomes 70 days past due, a second demand letter is sent. If the loan becomes 80 days past due, the loan officer prepares a problem loan report and sends the loan file to the manager of the Commercial Banking Department for further action. If the debtor has not filed bankruptcy at this point, the loan officer prepares a workout proposal to be reviewed and discussed with the Manager of the Commercial Banking Department within 15 days. If the workout plan is successful and the debtor can make at least two consecutive payments under the restructured obligation, the account is returned to a commercial loan officer for handling.

         The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1996. The amounts presented represent the total remaining principal balances of the related loans (before specific reserves for losses and net items), rather than the actual payment amounts which are overdue, and the percentage represented of each respective type of loan.

                                                              Loans Delinquent for
                                   30 - 59 Days                     60 -89 Days              90 Days and Over
                          ------------------------------  -----------------------------  ---------------------------
                                                Percent                       Percent                       Percent
                                                of Loan                       of Loan                       of Loan
                           Number   Amount      Category    Number  Amount    Category    Number  Amount    Category
                           ------   ------      --------    ------  ------    --------    ------  ------    --------
                                                             (Dollars in Thousands)
Real Estate:
  One- to four-family....   93     $3,667         1.27%      8      $188          .07%     25   $1,196           .42%
  Income producing(1)....    4      1,218         1.10       1        10          ---       8    4,927          4.44
  Construction...........    4        447         1.51       1       220          .75       2      464          1.57
Consumer.................   63        637          .53      12       102          .08      15      252           .21
Commercial business......   17        907         1.12       5       175          .22      14      530           .66
                           ---    -------                  ---      ----                   --   ------

Total ...................  181     $6,876         1.08%     27      $695          .11%     64   $7,369          1.16%
                           ===     ======                   ==      ====                   ==   ======

------------------
(1)  Includes commercial, multi-family and agricultural real estate loans.


         The Office of Thrift Supervision (the "OTS") regulations provide for the classification of loans and other assets such as debt and equity securities considered by OTS examiners to be of lesser quality as "substandard," "doubtful" or "loss" assets. The classification of assets regulation requires insured institutions to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss", an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount. In addition, the OTS examiner has been given the discretion, subject to approval by the principal supervisory agent, to require the establishment of a general allowance for loan losses based on assets classified as "substandard" and "doubtful" or the general quality of the asset portfolio of an institution. At December 31, 1996, approximately $11.1 million, $1,100 and $15,200 of the Bank's assets were classified by management as substandard, doubtful and loss, respectively. At that date, $10.2 million of the Bank's classified assets were included in non-performing assets and $900,000 were included in other loans of concern, each as further described below.

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio at the indicated dates (net of specific reserves for losses and net items). Non-performing assets include those loans on a non-accrual status, restructured loans which consist of loans where terms have been renegotiated to provide a reduction or deferral of interest or principal because of the borrower's inability to make payments as scheduled ("Restructured Loans"), accruing loans contractually past due 90 days or more as to interest or principal and repossessed assets. It is the policy of the Bank to place any one- to four-family residential loan on non-accrual status when the loan is in excess of 90 days past due and the loan balance exceeds 70% of the collateral value. Income-producing property, commercial business, agricultural operating and consumer loans are reviewed monthly to determine their status. Non-accrual loans generally are returned to an accrual status when a loan is brought current and, in the opinion of management, the financial position of the borrower indicates that there no longer is any reasonable doubt as to the timely payment of principal or interest by the borrower. Repossessed assets include assets acquired in settlement of loans. As of December 31, 1996, there were no concentrations of loans in any types of industry which exceeded 10% of the Bank's total loans, that are not included as a loan category in the table below.

                                                                                 December 31,
                                                        1996          1995          1994          1993          1992
                                                      -------       -------       -------       -------       -------
                                                                           (Dollars in Thousands)
Non-accruing loans:
  One- to four-family..........................     $     ---       $   ---       $   ---       $   ---       $   700
  Income-producing property....................         3,859         4,144         3,809         1,490         1,002
  Commercial business..........................           322            85           546           ---           ---
  Consumer.....................................            38           232           334           300           178
                                                      -------       -------       -------       -------       -------
    Total......................................        $4,219       $ 4,461       $ 4,689       $ 1,790       $ 1,880
                                                      =======       =======       =======       =======       =======
    Total as a percentage of total assets......          .50%          .62%          .65%          .28%          .31%

Accruing loans delinquent 90 days or more:
  One- to four-family(1).......................        $1,610       $ 1,522       $   882       $   881       $   375
  Income-producing property....................           298           ---           ---           ---           ---
  Commercial business..........................           168           161           ---           ---           ---
  Consumer.....................................           209           ---           ---           ---           ---
  Agricultural operating.......................           ---           193           ---           ---           ---
                                                      -------       -------       -------       -------       -------
    Total......................................        $2,285       $ 1,876       $   882       $   881       $   375
                                                      =======       =======       =======       =======       =======
    Total as a percentage of total assets......          .27%          .26%          .12%          .14%          .06%

Restructured loans:
  One- to four-family..........................        $  170       $   190       $   191       $   193       $ 1,421
  Income-producing property....................           ---           ---           ---         3,111         7,122
                                                      -------       -------       -------       -------       -------
    Total......................................        $  170       $   190       $   191       $ 3,304       $ 8,543
                                                      =======       =======       =======       =======       =======
    Total as a percentage of total assets......          .02%          .03%          .03%          .52%         1.42%

                                                                                 December 31,
                                                        1996          1995          1994          1993          1992
                                                      -------       -------       -------       -------       -------
                                                                           (Dollars in Thousands)
Repossessed assets:
  One- to four-family..........................       $   ---       $   149       $    59       $    26       $   107
  Income-producing property....................         3,383         4,265         4,734         1,320         3,394
  Consumer.....................................           100            80           155            80            46
                                                      -------       -------       -------       -------       -------
    Total......................................        $3,483       $ 4,494       $ 4,948       $ 1,426       $ 3,547
                                                      =======       =======       =======       =======       =======
    Total as a percentage of total assets......          .42%          .62%          .69%          .22%          .59%

Total non-performing assets....................       $10,157       $11,021       $10,710       $ 7,401       $14,345
Percentage of non-performing assets to total
assets.........................................         1.21%         1.53%         1.49%         1.16%         2.38%

----------------------
(1)      Includes $464,000 of construction loans.

         During 1996, gross interest income would have been increased by $473,000 if all non-accruing loans had been current in accordance with their original terms. The amount that was included as interest income on such loans was $298,000 for the year ended December 31, 1996. Interest on loans involved in troubled debt restructurings that would have been recorded as income for the year ended December 31, 1996, had the loans been current in accordance with their original terms totaled $15,000. Interest on such loans that was actually recorded as income for the year ended December 31, 1996, totaled $6,000.

         Non-accruing loans. As of December 31, 1996, the Bank had $4.2 million in non-accruing loans, which constituted .66% of the Bank's loan portfolio. At such date, there were no non-accruing loans or aggregate non-accruing loans to one borrower in excess of $150,000 in net book value, except as described below.

         As of December 31, 1996, the Bank had two loans to entities related to Cardinal Industries, Inc. ("Cardinal") secured by apartment complexes located in Indianapolis, Indiana. These properties were previously subject to loan modification agreements with the Bank and were classified as troubled debt restructurings in 1993. Despite the loan modifications, these properties were consistently delinquent and became non-performing in 1994. As of December 31, 1996, the loan balances on each of these properties were $1.3 and $1.1 million, respectively. During February 1997, the borrower refinanced both properties with another lender and the Bank received full payment on both loans with no additional loan losses.

         Non-accruing loans at December 31, 1996 also included a $1.5 million (net of reserves) income-producing property loan secured by a shopping center located in Temple Terrace, Florida. The major tenant vacated the premises in August 1995 and as a result cash flows from the property are insufficient to meet principal and interest payments. As of December 31, 1996, the loan was 13 months delinquent. During the first quarter of 1996, the borrower executed a purchase contract to sell the property to a major grocery store chain. The borrower has filed for bankruptcy and signed several extensions for the contract. The sale of the property is expected to close in April 1997, with the Bank being paid the outstanding balance of the loan plus accrued interest.

         Accruing Loans Delinquent 90 Days or More. At December 31, 1996, the Bank had $2.3 million in net book value of accruing loans delinquent 90 days or more, none of which exceeded 350,000 in net book value.

         Repossessed Assets. As of December 31, 1996, the Bank had $3.4 million of repossessed assets. Substantially all of the Bank's foreclosed property at December 31, 1996 consisted of income-producing property as discussed below.

         In July 1994, the Bank foreclosed on an apartment complex located in Gainesville, Florida. As of December 31, 1996, the Bank's net book value for the property was $2.3 million. In February 1997, the Bank sold the property for $2.5 million. The Bank provided the purchaser with the financing for the property, which was made at market rates and with a loan to value ratio of 80%.

         Repossessed assets at December 31, 1997 also included a 63,000 square foot shopping center located in Sturgis, Michigan. As of December 31, 1996, the Bank's net book value in this property was $1.0 million. In February 1997, the Bank sold the property for $1.0 million. The Bank did not provide the purchaser with the financing for the sale.

         At December 31, 1996, the Bank did not have any other income-producing properties repossessed.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 1996, there was also an aggregate of approximately $900,000 in net book value of loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         Other loans of concern at December 31, 1996 consisted solely of one $900,000 income producing property loan (net of a $150,000 specific reserve) secured by an apartment complex located in Lansing, Michigan. Although the loan has always remained current, management has designated the property substandard since cash flow from the property is insufficient to meet debt service. Management will continue to monitor this loan.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio, changes in the nature and volume of its loan activity and other relevant factors. Management's determination of the adequacy of the allowance is based upon evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 1996, the Bank had an allowance for loan losses of $7.5 million or 1.2% of total loans. See Note D of Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                          Years Ended December 31,
                                                           1996        1995         1994        1993         1992
                                                          ------      ------       ------      ------       ------
                                                                           (Dollars in Thousands)

Balance at beginning of period.....................       $6,655      $6,101       $5,356      $4,392       $3,210
                                                          ------      ------       ------      ------       ------

Charge-offs:
 One- to four-family ..............................          ---         (6)          ---         (8)        (113)
 Income-producing property.........................         (21)         ---          ---       (130)          ---
 Consumer loans....................................        (335)       (437)        (180)       (167)        (299)
 Commercial business...............................         (88)        (12)          ---         ---          ---
                                                          ------      ------       ------      ------       ------
   Total Chargeoffs................................        (444)       (455)        (180)       (305)        (412)
                                                          ------      ------       ------      ------       ------

Recoveries:
 One- to four-family...............................          ---         ---            1          47           37
 Income-producing property.........................          ---         ---          ---           1           16
 Consumer loans....................................           49          32           28          71          146
 Commercial........................................        83(1)       44(1)          63(1)       53(1)        ---
                                                          ------      ------       ------      ------       ------
   Total Recoveries................................          132          76           92         172          199
                                                          ------      ------       ------      ------       ------
     Net charge-offs...............................        (312)       (379)         (89)       (133)        (213)

Acquired from NorCen/American......................          ---         756          655         ---          ---
Provision for losses...............................        1,115         177          179       1,097        1,395
                                                          ------      ------       ------      ------       ------

Balance at end of period...........................       $7,458      $6,655       $6,101      $5,356       $4,392
                                                          ======      ======       ======      ======       ======

Ratio of net charge-offs during the period to
  average loans outstanding during the period......         .05%        .06%         .02%        .03%         .05%

-----------------------
(1) Represents recoveries received from the State of Indiana for potential future loan losses on loans originated by the Bank through its participation in a small business loan capitalization program. In 1996, recoveries received from State of Indiana were $29,000; in all other years recoveries were for the total amounts indicated in the table.

The following table furnishes a breakdown of the allowance for loan losses at the dates indicated.

                                                               At December 31,
                              ----------------------------------------------------------------------------------
                                        1996                         1995                          1994
                              ------------------------      -----------------------      -----------------------
                                    Percent of                   Percent of                    Percent of
                                   Loan in Each                 Loan in Each                  Loan in Each
                                 Category to Net               Category to Net               Category to Net
                                      Loans                         Loans                         Loans
                              Amount       Receivable       Amount      Receivable       Amount       Receivable
                              ------       ----------       ------      ----------       ------       ----------
                                                                                          (Dollars in Thousands)
Type of Loan:

One- to four-family........  $  434         49.75%          $ 434          55.27%        $   440         54.17%
Income-producing
 property..................   3,513         15.51           3,445           16.3           3,305         21.45
Agricultural
 real estate...............     ---          1.85             ---            2.4             ---          2.02
 Consumer..................   1,373         19.24             878          15.72           1,246         15.19
 Commercial
  business.................   2,138         12.58           1,648           9.19             860          6.12
Agricultural
 operating.................     ---          1.07             250            .98             250          1.05
                             ------        ------          ------         ------          ------        ------
     Total.................  $7,458        100.00%         $6,655         100.00%         $6,101        100.00%
                             ======        ======          ======         ======          ======        ======
                                                  At December 31,
                             ----------------------------------------------------
                                       1993                         1992
                             ------------------------      ----------------------
                                   Percent of                   Percent of
                                  Loan in Each                 Loan in Each
                                Category to Net               Category to Net
                                     Loans                         Loans
                             Amount       Receivable       Amount      Receivable
                             ------       ----------       ------      ----------
                                           (Dollars in Thousands)
Type of Loan:

One- to four-family........  $  439          53.48%         $ 367         51.06%
Income-producing
 property..................   3,304          28.62          2,810         31.87
Agricultural
 real estate...............     ---            ---            ---           ---
 Consumer..................   1,305          14.81          1,100         15.69
 Commercial
  business.................     308           3.09            115          1.38
Agricultural
 operating.................     ---          ---              ---         ---
                             ------         ------         ------        ------
     Total.................  $5,356         100.00%        $4,392        100.00%
                             ======         ======         ======        ======

Investment Activities

         The Bank's investment portfolio is managed by its officers in accordance with an investment policy approved by the Board of Directors. The Board reviews all transactions and activities in the investment portfolio on a monthly basis. The Corporation invests primarily in short- to medium-term investments, including United States Treasury securities, bank certificates of deposit, federal funds, FHLB overnight funds, repurchase agreements, fixed-rate and adjustable rate Collateralized Mortgage Obligations ("CMOs"), mortgage-backed securities, asset-backed securities and corporate debt obligations. All outstanding corporate debt securities are rated in one of the top three investment grade categories by one of several generally recognized independent rating agencies.

         The following table sets forth certain information regarding the investment portfolio of the Bank at the dates indicated by dollar amounts and as a percentage of total assets. Dollar amounts reflect carrying value.

                                                                          December 31,
                                          -----------------------------------------------------------------------------
                                                  1996                        1995                        1994
                                          ---------------------       ---------------------       ---------------------
                                          Amount        Percent       Amount        Percent       Amount        Percent
                                          ------        -------       ------        -------       ------        -------
                                                                     (Dollars in Thousands)
Short-Term Investments:
 Interest-bearing deposits............     $      66                    $    178                    $    282
 Federal funds loaned.................           ---                       5,375                         200
                                           ---------                    --------                    --------
     Total short-term investments.....            66      .01%             5,553      .77%               482      .07%
                                           ---------                    --------                    --------

Investment Securities:
 U.S. Government and agency
   securities.........................      $ 35,347                    $ 23,789                    $ 55,122
 CMOs.................................        23,834                      32,942                      36,614
 Asset-backed bonds...................        14,309                       2,080                         ---
 Corporate debt securities............        11,967                      12,360                      13,802
 Municipal obligations................           975                       1,502                       2,639
                                           ---------                    --------                    --------
     Total investment securities......        86,432     10.33            72,673     10.07           108,177    15.23
                                           ---------                    --------                    --------

 Mortgage-backed securities...........        43,281      5.17            26,737      3.71            29,241     4.12
                                            --------     -----          --------     -----          --------    -----
     Total investments................      $129,779     15.51%         $104,963     14.55%         $137,900    19.42%
                                            ========     =====          ========     =====          ========    =====

         The Bank has, from time to time, acquired for investment purposes derivative mortgage-backed securities. These derivative securities are first and second tranches of CMOs. CMOs are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgages. At December 31, 1996, the Bank had $9.6 million of fixed interest rate CMOs and $14.3 million of adjustable interest rate CMOs. These fixed and adjustable interest rate CMOs have estimated remaining lives of 0.8 and 8.6 years, respectively. The Bank does not purchase interest only, principal only or residual interest CMOs.

         At December 31, 1996, all of the Bank's investment and mortgage-backed securities were available for sale. Indiana Federal held no trading securities at December 31, 1996, although, in accordance with established policies, Indiana Federal periodically acquires securities for trading purposes. Securities available for sale and held for trading purposes are recorded at market value. For additional information regarding the investment and mortgage-backed securities, see Note C to the Notes to Consolidated Financial Statements in the Annual Report.

         The amortized cost and fair values of investment and mortgage-backed securities at the dates indicated are summarized as follows:

                                                                       December 31,
                                       ----------------------------------------------------------------------------
                                                1996                       1995                       1994
                                       ---------------------    -----------------------    ------------------------
                                       Amortized      Fair       Amortized      Fair        Amortized       Fair
                                          Cost       Value         Cost         Value         Cost          Value
                                        --------    --------       -------      -------      --------      --------
                                                                (Dollars in Thousands)

U. S. Government and
 agency securities..................     $35,128     $35,347       $23,041      $23,789      $ 56,175      $ 55,122
CMOs................................      23,974      23,834        33,039       32,942        37,300        35,743
Corporate debt securities...........      12,000      11,967        12,459       12,360        13,998        13,802
Asset-backed bonds..................      14,473      14,309         1,998        2,080           ---           ---
Municipal securities................         937         975         1,445        1,502         2,639         2,645
                                        --------    --------       -------      -------      --------      --------
Total investment securities.........      86,512      86,432        71,982       72,673       110,112       107,312
Mortgage-backed  securities.........      42,605      43,281        26,138       26,737        30,736        29,310
                                        --------    --------       -------      -------      --------      --------

Total...............................    $129,117    $129,713       $98,120      $99,410      $140,848      $136,622
                                        ========    ========       =======      =======      ========      ========

         The following table shows the maturities of investment and mortgage-backed securities (based on fair value) as of December 31, 1996, as well as the weighted average yields on such securities. Tax-free income is not material, accordingly, weighted average yields are not presented on a tax-equivalent basis.

                                                                   After One               After Five
                                            Within                But Within               But Within                 After
                                           One Year               Five Years                Ten Years               Ten Years
                                      ------------------      ------------------       ------------------       -----------------
                                      Amount       Yield      Amount       Yield       Amount       Yield       Amount      Yield
                                      ------       -----      ------       -----       ------       -----       ------      -----
                                                                        (Dollars in Thousands)
U.S. Government and
  Agency Securities................     $ 2,529     7.88%     $ 6,491       7.07%      $26,327      7.09%        $    ---    --- %
CMOs...............................         176     5.36        3,053       5.13           ---     ---             20,605    6.32
Corporate debt securities..........       5,998     5.91        5,969       5.86           ---     ---                ---     ---
Asset-backed bonds.................         ---      ---          ---        ---           ---     ---             14,309    6.98
Municipal obligations..............          76     6.19           53       5.51           642      6.05              204    6.28
                                       --------               -------                  -------                    -------
  Total investment securities......       8,779     6.47       15,566       6.22        26,969      7.06           35,118    6.59
                                        -------               -------                  -------                    -------
Mortgage-backed securities.........       4,346     6.18        3,307       6.38         2,308      6.60           33,320    7.23
                                        -------               -------              -   -------                    -------
    Total .........................     $13,125     6.38%     $18,873       6.25%      $29,277      7.03%         $68,438    6.90%
                                        =======               =======                  =======                    =======

Sources of Funds

         General. Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, whole loan sales, cash flows generated from operations (which include interest credited to deposit accounts), FHLB advances, other borrowings and reverse repurchase agreements entered into with primary dealers, and, to a lesser extent, loan participation sales. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied widely. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by the general level of interest rates.

         Deposit Activities. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. In recent past years, the Bank has been required by market conditions to rely increasingly on short-term accounts and other deposit alternatives that are more responsive to market interest rates than the passbook accounts and fixed interest rate, fixed-term certificates. In 1996, however, the Bank's one and two year certificate of deposit products were very popular among customers as the Bank, in an effort to attract such deposits, offered very competitive market rates of interest. The Bank offers regular passbook accounts, checking accounts (both interest and non-interest bearing checking accounts), various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit and individual retirement accounts. Negotiated rate $100,000 and above jumbo certificates of deposit totaled $38.6 million or 6.8% of total deposits at December 31, 1996. The Bank does not knowingly accept brokered deposits.

         The following table sets forth the Bank's deposit flows during the periods indicated.

                                              Year Ended December 31,
                                           1996        1995            1994
                                        ---------   ---------       ---------
                                               (Dollars in Thousands)

Opening balance .....................   $ 532,896   $ 510,475       $ 430,829
Net increase (decrease) in deposits .      11,483        (465)         64,637
Interest credited ...................      24,438      22,423          14,917
Increase in  accrued interest payable         261         463              92
                                        ---------   ---------       ---------
Ending balance ......................   $ 569,078   $ 532,896(1)    $ 510,475(2)
                                        =========   =========       =========

---------------
(1) Substantially  all of the increase in deposits is attributable to the NorCen
    acquisition.   See  "Management's   Discussion  and  Analysis  of  Financial
    Condition - Liquidity" in the Annual Report.

(2) Substantially all of the increase in deposits is attributable to the American acquisition. See "Management's Discussion and Analysis of Financial Condition - Liquidity" in the Annual Report.

         The following table sets forth the Bank's certificates of deposit of $100,000 and more outstanding at December 31, 1996.


                                                                   Certificates
                                                                    of Deposit
                                                                   ------------
3 months or less..................................................    $36,135
Over 3 months through 6 months....................................      8,319
Over 6 months through 12 months...................................      9,729
Over 12 months....................................................      8,461
                                                                      -------
         Total....................................................    $62,644
                                                                      =======

         The following table sets forth the Bank's major deposit categories by average balances, interest paid and average rate for the periods indicated.

                                               1996                             1995                              1994
                                     --------------------------       ---------------------------     ---------------------------
                                     Average                          Average                         Average
                                     Balance    Interest   Rate       Balance     Interest   Rate     Balance    Interest    Rate
                                    --------    -------    ----       --------    -------    ----     --------   -------     ----
                             (Dollars in Thousands)

   Non-interest bearing checking
      accounts...................    $30,035   $    ---    ---%       $ 27,267    $   ---    ---%     $  9,826 $    ---      ---%
   NOW accounts..................     50,792      1,086    2.13         50,741      1,079    2.13      39,028       751      1.92
   Passbook savings..............     56,583      1,621    2.86         46,121      1,332    2.89      28,895       764      2.64
   Money market accounts.........     78,916      2,397    3.04         91,763      2,619    2.85     118,336     3,510      2.97
   Certificates..................    337,413     19,334    5.73        316,992     17,393    5.47     237,821    11,454      4.82
                                    --------   --------               --------    -------             -------   -------
     Total deposits..............   $553,739    $24,438    4.41%      $532,884    $22,423    4.21%    $433,906   $16,479     3.80%
                                    ========    =======               ========    =======             ========   =======

         The following table sets forth the Bank's deposit flows by type of account, including interest credited, during the periods indicated. The composition of the Bank's deposits by type of account and average interest rate is set forth in Note F of Notes to Consolidated Financial Statements in the Annual Report.

                                                       Increase (Decrease)
                                                     Year Ended December 31,
                                                  1996        1995       1994
                                               --------    --------    --------
                                                     (Dollars in Thousands)
Non-interest bearing checking accounts .....   $  3,425    $  5,581       3,758
NOW checking accounts ......................     (1,690)      6,399          66
Passbook and statement accounts ............     12,052       2,062        (235)
Money market accounts ......................      1,125     (26,540)    (18,334)
Jumbo certificates .........................      7,838      (6,021)     17,342
Six month certificates .....................      7,676      (4,879)      2,350
Twelve month certificates ..................     22,430      11,377      (3,456)
Twenty-four month certificates .............     15,580      (5,427)     12,166
Thirty-six month certificates ..............     (4,033)    (14,397)     (4,256)
Forty-eight month certificates .............     (2,102)        792         170
Sixty month certificates ...................     (1,404)        698      (1,031)
Seventy-two month certificates .............       (533)        581        (703)
Eighty-four month certificates .............        (15)        185         551
Ninety-six month certificates ..............     (1,280)     (1,417)     (2,676)
Other term certificates ....................    (23,148)     52,964      10,299
                                               --------    --------    --------
                                                 35,921      21,958      16,011
Accrued Interest Payable ...................        261         463          91
                                               --------    --------    --------
Total ......................................   $ 36,182    $ 22,421    $ 16,102
                                               ========    ========    ========

         The following table sets forth, by nominal interest rate categories, the composition of deposits at the Bank at the dates indicated.

                                                                           December 31,
                                                                           -------------
                                                             1996              1995             1994
                                                            -----             ------            -----
                                                                       (Dollars in Thousands)
 0.00% - 2.99%....................................         $231,555           $213,611          $205,892
 3.00% - 4.99%....................................            6,607             27,542           144,008
 5.00% - 6.99%....................................          326,027            281,444           145,798
 7.00% - 8.99%....................................            2,269              7,940            12,882
 9.00% - 10.99%...................................              ---                ---               ---
11.00% - 12.99%...................................              ---                ---               ---
  Accrued interest payable.                                   2,620              2,359             1,895
                                                           --------           --------          --------
  Total...........................................         $569,078           $532,896          $510,475
                                                           ========           ========          ========

         The following table sets forth by nominal interest rate categories the amounts of deposits maturing during the twelve month period ending on December 31 of the years indicated.

                                                                           Amounts Maturing in
                                                                                                     2000 and
                                                  1997              1998            1999            Thereafter          Total
                                                --------          -------          ------             -------          --------
                                                                         (Dollars In Thousands)
 0.00% -  2.99%.........................        $231,424          $    28          $  ---             $   103          $231,555
 3.00% -  4.99%.........................           4,547              731             691                 638             6,607
 5.00% -  6.99%.........................         255,455           49,758           9,044              11,770           326,027
 7.00% -  8.99%.........................             760            1,168              90                 251             2,269
 9.00% - 10.99%.........................             ---              ---             ---                 ---               ---
                                                --------          -------          ------             -------          --------

Accrued interest payable................           2,620              ---             ---                 ---             2,620
                                                --------          -------          ------             -------          --------
     Total..............................        $494,806          $51,685          $9,825             $12,762          $569,078
                                                ========          =======          ======             =======          ========

         Management believes that the variety of accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) to, although not eliminating, the threat of disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). Indiana Federal will also occasionally offer a promotion or a more competitive interest rate to attract new deposits. During recent years, the Bank has become increasingly subject to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Therefore, the ability of the Bank to attract and maintain deposits, and the cost of its funds, has been and will continue to be significantly affected by money market conditions.

         Borrowings. Apart from deposits, the Bank's principal source of funds in recent years has been FHLB advances. As a Federal Home Loan Bank (the "FHLB") member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provision. In addition, the Bank periodically enters into reverse repurchase agreements and purchases federal funds which are accounted for as borrowings.

         The Bank's borrowings as of recent dates are set forth in Note G of the Notes to Consolidated Financial Statements in the Annual Report. The following table sets forth, at the dates and during the periods indicated, the maximum balance and the weighted average rate paid thereon for each type of borrowing.

                                                                                     December 31,
                                                            1996                         1995                       1994
                                                     -----------------------------------------------------------------------
                                                       Amount      Rate         Amount        Rate         Amount       Rate
                                                       ------      ----         ------        ----         ------       ----
                                                                              (Dollars In Thousands)
At Date Ended:
 FHLB borrowings................................      $163,465     5.96%       $104,348       5.87%       $ 80,096      6.18%
 Repurchase agreements..........................         9,131     5.60           9,408       5.39          51,763      6.13
 Other borrowings...............................        20,000     7.31             ---        ---           5,975      6.75
                                                      --------                 --------                   --------

     Total......................................      $192,596     6.08%       $113,756       5.83%       $137,834      6.19%
                                                      ========                 ========                   ========

During Period Ended:
 Maximum amount of borrowings outstanding:
  FHLB borrowings...............................      $163,465                 $109,944                   $133,402
  Repurchase agreements.........................        27,769                   52,961                     52,311
  Other borrowings..............................        20,000                   15,000                     13,450
                                                      --------                 --------                   --------

     Total......................................      $211,234                 $177,905                   $199,163
                                                      ========                 ========                   ========

 Average borrowings  outstanding:
  FHLB borrowings...............................      $111,790     5.83%       $ 99,210       6.16%       $ 77,496      5.67%
  Repurchase agreements.........................        11,374     5.27          18,188       5.17          26,110      4.95
  Other borrowings..............................         5,341     5.64           6,033       6.22           3,946      4.99
                                                      --------                 --------                   --------

     Total......................................      $128,505     5.77%       $123,431       6.02%       $107,552      5.47%
                                                      ========                 ========                   ========

Trust and Private Banking Division

         On December 15, 1994, the OTS granted regulatory authorization for Indiana Federal to exercise full trust powers. At December 31, 1996, the Bank had $22.9 million of assets managed by its Trust Department.

         The Trust and Private Banking Division operates primarily in the Northwestern Indiana area, consisting of Lake and Porter counties, with additional smaller markets in Marshall, Starke, and St. Joseph counties. The Private Banking Group provides services for the banking needs of high net worth individuals in these areas.

         The Trust and Private Banking Division originates business through internal account managers, utilizing asset management, qualified retirement plans, investment and insurance products, escrow accounts, and living and testamentary trusts. Guardianship and other fiduciary powers are available. The Trust and Private Banking Division activities generate primarily fee- based income which can vary depending upon the size of the individual holdings.

         A Trust Committee, consisting of the Chairman of the Board, President, Chief Operating Officer, Chief Financial Officer, the Vice President of Commercial Lending, and a Board Member, establishes and reviews all functions of the Trust Department. Meeting on a monthly basis, the Committee approves all opening and closing of trust accounts, as well as all purchases, sales and changes of trust assets, taking into consideration federal and state laws, as well as relevant economic considerations.

Subsidiary Activities

         Indiana Federal is permitted by current OTS regulations to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of an association's assets, plus an additional 1% of assets if the amount above 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's loans-to-one-borrower limit if the association's regulatory capital is in compliance with minimum regulatory capital requirements. When an association fails to meet that standard, such loans must be included in amounts invested under the general limit, unless a waiver is obtained from the OTS. At December 31, 1996, the Bank's total investment in its service corporation was $385,000 or
 .05% of the Bank's assets.

         Indiana Federal's service corporation, IndFed Financial Services, Inc. operates under the name Indiana Financial Insurance Agency ("Indiana Financial"). Indiana Financial is a full service insurance agency which provides multiple lines of insurance coverage including, commercial, general liability, workmans compensation, group health, payroll deduction and automobile insurance. Indiana Financial also offers fixed annuity products. During 1996, Indiana Financial recorded a net profit of $11,000.

         In May 1996, IFB Investment Services Corp. was formed as a wholly owned subsidiary of IFC. IFB is a registered broker/dealer and provides investment services to its clients. Such services include personal investing and financial, tax and business succession planning. Assets under management by IFB were $529,000 as of December 31, 1996. During 1996, IFB recorded a net profit of $124,000.

         In December 1989, IndFed Mortgage Company ("IndFed Mortgage") was formed as a wholly-owned subsidiary of IFC. IndFed Mortgage's activities consist of participating as an equity partner in various joint venture projects, as discussed below. During 1996, IndFed Mortgage recorded a net profit of $854,000.

         During 1991, IndFed Mortgage entered into two joint venture low and moderate income apartment housing projects to take advantage of certain tax benefits under Section 42 of the Internal Revenue Code of 1986, as amended (the "Code"). Since 1991, IndFed Mortgage has entered into five additional joint ventures for low and moderate income apartment housing projects; two in 1992, two in 1994 and one in 1995.

         IndFed Mortgage's equity investment in the seven joint ventures totaled $6.5 million at December 31, 1996, with the largest investment totaling $1.6 million and the smallest investment totaling $400,000. In addition to IndFed Mortgage's equity investments, Indiana Federal has made loans to such joint ventures. At December 31, 1996, Indiana Federal had outstanding loans to four of these joint ventures totaling $6.6 million, all of which were performing in accordance with their repayment terms. The Corporation received $1.2 million in tax credits during 1996 as a result of IndFed Mortgage's activities.

Regulation

         General. Indiana Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Indiana Federal is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Indiana Federal, the Corporation also is subject to federal regulation and oversight. The purpose of the regulation of the Corporation and other holding companies is to protect subsidiary savings associations. Indiana Federal is a member of the Savings Association Insurance Fund (the "SAIF") which, together with the Bank Insurance Fund (the "BIF"), are the two deposit insurance funds administered by the FDIC and the deposits of Indiana Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Indiana Federal.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Indiana Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of Indiana Federal were as of July 1996, and October 1991, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require Indiana Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. Indiana Federal's OTS assessment for the fiscal year ended December 31, 1996, was $152,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Indiana Federal and the Corporation. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of Indiana Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Indiana Federal is in compliance with the noted restrictions.

         Indiana Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, Indiana Federal's lending limit under this restriction was $7.5 million. Indiana Federal is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. Indiana Federal is a member of the SAIF, which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $2.8 million was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Corporation's results of operations for the year ended December 31, 1996. As a result of the special assessment, the Bank's annual deposit insurance premiums were reduced to $306,000 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as Indiana Federal. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

         Regulatory Capital Requirements. Federally insured savings associations, such as Indiana Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1996, the Bank had $4.5 million of intangible assets, all of which was required to be deducted from tangible capital.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. As of December 31, 1996, the Bank had $245,000 in investments in and advances to its subsidiaries that were excluded from regulatory capital.

         At December 31, 1996, the Bank had tangible capital of $49.4 million, or 6.0% of adjusted total assets, which is approximately $37.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, the Bank had $4.5 million of intangibles which were subject to these tests.

         At December 31, 1996, the Bank had core capital equal to $49.4 million, or 6.0% of adjusted total assets, which is $24.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, Indiana Federal had $6.4 million of general loss reserves, which was less than 1.25% of risk- weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Indiana Federal had no such exclusions from capital and assets at December 31, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1996, the Bank had total capital of $55.6 million (including $49.4 million in core capital and $6.2 million in qualifying supplementary capital) and risk-weighted assets of $568.2 million; or total capital of 9.8% of risk-weighted assets. This amount was $10.1 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Indiana Federal may have a substantial adverse effect on Indiana Federal's operations and profitability. IFC shareholders do not have preemptive rights, and therefore, if IFC is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Corporation.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including Indiana Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Indiana Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, Indiana Federal was in compliance with both requirements, with an overall liquid asset ratio of 6.6% and a short-term liquid assets ratio of 3.3%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including Indiana Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Bank met the test and has always met the test since it became effective.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Indiana Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Indiana Federal may be required to devote additional funds for investment and lending in its local community. Indiana Federal was examined for CRA compliance in April 1995 and received a rating of "outstanding."

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Indiana Federal include the Corporation and any company which is under common control with Indiana Federal.

         In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Indiana Federal's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Corporation must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Corporation must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         The Corporation must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Corporation is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         IFC stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Corporation may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Corporation meets specified current public information requirements, each affiliate of the Corporation is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. Indiana Federal is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Indiana Federal is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1996, Indiana Federal had $8.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. For the year ended December 31, 1996, dividends paid by the FHLB of Indianapolis to Indiana Federal totaled $606,000, which constituted a $4,000 decrease from the amount of dividends received in calendar year 1995. The dividends received in 1996 reflect an annualized rate of 7.8%, or 0.1% below the rate for calendar 1995.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Indiana Federal's FHLB stock may result in a corresponding reduction in Indiana Federal's capital.

         Federal Taxation. Prior to 1996, savings associations such as the Bank met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, were allowed to be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) was computed under either the experience method or the percentage of taxable income method (based on an annual election). Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. Prior to 1988, the availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constituted less than 60% of its total assets, the association was not allowed to deduct any addition to a bad debt reserve and generally had to include existing reserves in income over a four year period.

         In August 1996, legislation was enacted that eliminates the percentage-of-taxable income method for computing additions to a savings association's tax bad debt reserves since January 1, 1996 and requires all savings associations to recapture, over a six year period, all or a portion of their tax bad debt reserves added since January 1, 1988. A savings association is allowed to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. The Bank believes that it will engage in sufficient mortgage lending during 1996 and 1997 to be able to postpone any recapture of its bad debt reserves until 1998. As a result of this legislation, the Bank will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size. The management of the Company does not believe that the legislation will have a material impact on the Company or Bank. See Note H to the Note to Consolidated Financial Statements in the Annual Report.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         Indiana Federal, the Bank and their subsidiaries file consolidated federal income tax returns on a calendar year basis using the accrual method of accounting. The income tax returns of the Corporation, the Bank and its consolidated subsidiaries for the last three years are open to audit by the Internal Revenue Service (the "IRS"). With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Corporation and its consolidated subsidiaries.

         Indiana Taxation. Indiana Federal and the Bank are subject to the Indiana Financial Institution's franchise tax. The franchise tax is imposed at a rate of 8.5% of federal taxable income adjusted for Indiana tax purposes.

         Delaware Taxation. As a Delaware holding company, the Corporation is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Corporation is also subject to an annual franchise tax imposed by the State of Delaware based on the number of shares of Corporation capital stock.

         For additional information regarding taxation see Note H of Notes to Consolidated Financial Statements in the Annual Report.

Competition

         Indiana Federal faces strong competition both in originating real estate loans and in attracting deposits. The Bank believes that its current share of the savings and lending activity in its primary market area is approximately 15%. The Bank defines its primary market area as Porter, Lake, Jasper, Starke, Marshall, St. Joseph and LaPorte Counties in Indiana for deposits, and as Indiana and contiguous states for its lending activities. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers which also make loans secured by real estate located primarily in the northwest Indiana area. The Bank competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         The Bank faces substantial competition in attracting deposits from other thrift institutions, commercial banks, money market and mutual funds, credit unions and other financial institutions, both within and outside the northwest Indiana area. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located; therefore, competition for these deposits is principally from other thrift institutions and commercial banks located in the same communities. The Bank competes for these deposits by offering a variety of savings accounts at competitive rates, convenient business hours, and convenient branch and automated teller machine locations with interbranch deposit and withdrawal privileges at each.

         Pursuant to provisions of an Indiana Law adopted in 1985, large bank holding companies have acquired local commercial banking companies in all of the communities in which Indiana Federal has branch locations.

Executive Officers of the Registrant

         The following table sets forth certain information with respect to each of the executive officers of the Corporation.

        Name                           Age                      Position(s) Held
        ----                           ---                      ----------------
Donald A. Lesch                         46              Chairman of the Board and Chief Executive Officer

Peter R. Candela                        58              President, Chief Operating Officer and Director

George J. Eberhardt                     47              Executive Vice President/Chief Financial Officer

Michael J. Griffin                      49              Senior Vice President/Chief Marketing Officer

Terry D. Kimmel                         52              Senior Vice President/Community & Human
                                                        Relations

Timothy M. Scannell                     34              Senior Vice President/Trust and Private Banking

Richard C. Simaga                       48              Senior Vice President/Commercial Banking

Gary T. Brownlee                        44              Senior Vice President/Consumer and
                                                          Residential Lending

         Donald A. Lesch. Since June 1, 1993, Mr. Lesch has been a full-time, salaried Chairman of the Board of the Corporation and the Bank. He became the Chief Executive Officer in 1996. Prior thereto, Mr. Lesch was an investor and consultant to Gough and Lesch Development Corporation, a real estate development company located in Merrillville, Indiana.

         Peter R. Candela. Mr. Candela had been President, Chief Executive Officer and a Director of the Bank since 1985. In 1996, Mr. Lesch became Chief Executive Office and Mr. Candela became Chief Operating Officer. Previously, Mr. Candela held a variety of positions with the Bank including Senior Vice President and Chief Financial Officer. Mr. Candela has been with the Bank since 1973.

         George J. Eberhardt. Mr. Eberhardt has been Executive Vice President and Chief Financial Officer since 1995 and has been with the Bank since 1985. From 1984 to 1985, Mr. Eberhardt was Vice President and Chief Financial Officer of First Savings of Orland Park, Illinois. From 1983 to 1984, Mr. Eberhardt was Controller of Financial Federal Savings Bank, Olympia Fields, Illinois. Previously, Mr. Eberhardt held a variety of positions at First Federal Savings of East Chicago (now Citizens Federal Savings).

         Michael J. Griffin. Mr. Griffin has served as Senior Vice President/Chief Marketing Officer of the Bank since May 1995. From 1974 to 1994 he owned and operated Griffin & Boyle, Inc., a full-service marketing and communications company with offices in Chicago, Illinois and Chesterton, Indiana. He sold his interest in the company in 1994 and performed consulting services prior to being hired by Indiana Federal Bank.

         Terry D. Kimmel. Mr. Kimmel has been Senior Vice President/Community & Human Relations since June 1993. From 1984 to 1993, Mr. Kimmel was Senior Vice President/Chief Lending Officer. Mr. Kimmel was Vice President and Chief Lending Officer from 1981 to 1984. From 1972 until 1981, Mr. Kimmel held a variety of other positions with the Bank.

         Timothy M. Scannell. Mr. Scannell has been Senior Vice President and managing director of the Trust and Private Banking Division since November 1994. Prior to joining the Bank in 1994, Mr. Scannell worked as a certified public accountant and certified financial planner in his own firm since 1986, which provided estate and financial planning services.

         Richard C. Simaga. Mr. Simaga has served as Senior Vice President/Commercial Banking of the Bank since May, 1995. From 1993 to 1995, he served as Vice President of Commercial Loans at Indiana Federal Bank. From 1987 to 1995, he was Senior Vice President/Commercial Banking at Bank One, Merrillville, Indiana. Mr. Simaga has been in the banking industry since 1968.

         Gary  T.   Brownlee.   Mr.   Brownlee   has   served  as  Senior   Vice
President/Consumer and Residential Lending of the Bank since April 1995. From 1990 to 1995, he was a vice president of GE Capital Mortgage Corporation in Raleigh, North Carolina. Mr. Brownlee was employed by Mellon Bank Corporation, Pittsburgh, Pennsylvania from September 1978 to 1990, where he last served as President of Data-Link Systems, Inc., a wholly-owned subsidiary.

Employees

         At December 31, 1996, the Corporation had a total of 317 employees including 59 part-time employees. None of the Corporation's employees are represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Properties

         The Bank and the Corporation own the office building in which their home and executive offices are located. At December 31, 1996, the Corporation also owned 11 of its branch offices. The remaining offices or locations, consisting of five branch offices, one loan production office and an annex building where the operations center is located were leased. As of December 31, 1996, the net book value of the Corporation's investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $8.8 million. Management believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Corporation.

         The Bank maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Bank at December 31, 1996 was $1.7 million.

Item 3.  Legal Proceedings

         The Corporation is a party to certain other lawsuits arising in the ordinary course of its business. The Corporation believes that none of these other current lawsuits would, if adversely determined, have a material adverse effect on the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.


                                     PART II


Item 5.  Market for the Registrant's Common Stock and
         Related Security Holder Matters

         Page 14 of the attached Annual Report to Shareholders for the year ended December 31, 1996 is herein incorporated by reference.

Item 6.  Selected Financial Data

         Page 6 of the attached Annual Report to Shareholders for the year ended December 31, 1996 is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Pages 7 through 14 of the attached Annual Report to Shareholders for the year ended December 31, 1996 are herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

         Pages 15 through 35 of the attached Annual Report to Shareholders for the year ended December 31, 1996 are herein incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in May 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in May 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in May 1997, except for information contained under the heading
"Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held in May 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) (1)  Financial Statements:

         The financial statements and report of independent auditors appearing on pages 15 - 35 in the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

         (a) (2)  Financial Statement Schedules:

         All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

(a) (3)  Exhibits:

  Regulation                                                                                         Reference of
     S-K                                                                                           Prior Filing or
   Exhibit                                                                                          Exhibit Number
    Number                                          Document                                        Attached Hereto
   --------                                        ----------                                      ----------------
     2          Plan of acquisition, reorganization, arrangement, liquidation or success:
                         (i)      Merger Agreement by and between American and IFC                        (a)
                         (ii)     Merger Agreement by and between NCB and IFC                             (b)
                         (iii)    Merger Agreement by and between Pinnacle and IFC                        (c)
     3          Articles of Incorporation and Bylaws                                                      (d)
     4          Instrument defining the rights of security holders including indentures                   (d)
     9          Voting trust agreement                                                                   None
     10.1       Employment Agreement of Peter R. Candela                                                  (e)
     10.2       Employment Agreement of Donald A. Lesch                                                   (b)
     10.3       Form of First Amendment to Employment Agreements                                          (f)
     10.4       Form of Severance Agreement                                                               (e)
     10.5       Form of First Amendment to the Severance Agreement                                        (f)
     10.6       Incentive Compensation Plan                                                               (e)
     10.7       Employee Stock Ownership Plan                                                             (d)
     10.8       Stock Option and Incentive Plan, as amended                                               (f)
     10.9       Director Deferred Compensation Agreements                                                 (g)
     10.10      Restated Executive Deferred Compensation Agreements                                       (g)
     10.11      Executive Death Benefit Agreements                                                        (g)
     10.12      Executive Supplemental Income Agreements                                                  (g)
     11         Statement re:  computation of per share earnings                                         None

  Regulation                                                                                         Reference of
     S-K                                                                                           Prior Filing or
   Exhibit                                                                                          Exhibit Number
    Number                                          Document                                        Attached Hereto
   --------                                        ----------                                      ----------------
     12         Statement re:  computation of ratios                                                 Not required
     13         Annual Report to Security Holders                                                         13
     16         Letter re:  change in certifying accountant                                          Not required
     18         Letter re: change in accounting principles                                               None
     21         Subsidiaries of Registrant                                                                21
     22         Published report regarding matters submitted to vote of security holders                 None
     23         Consent of Ernst & Young LLP                                                              23
     24         Power of Attorney                                                                    Not required
     27         Financial Data Schedule                                                                   27
     99         Additional exhibits                                                                      None

(a) Filed pursuant to a Current Report on Form 8-K dated December 12, 1994 (File No. 0-17379) pursuant to the Securities Exchange Act of 1934. All such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b) Filed on March 31, 1995 as an exhibit to the Registrant's Form 10-K (File No. 0-17379) pursuant to the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(c) Filed pursuant to a Current Report on Form 8-K dated November 25, 1996 (File No. 0-17379) pursuant to the Securities Exchange Act of 1934. All such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(d) Filed on March 2, 1988, as exhibits to the Registrant's Form S-4 registration statement (Registration No. 33-20412) pursuant to the Securities Act of 1933 or as a part of reports filed thereafter pursuant to Section 13 the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(e) Filed on March 30, 1993 as exhibits to the Registrant's Form 10-K (File No. 0-17379) pursuant to the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(f) Filed on March 28, 1996 as Exhibits to the Registrant's Form 10-K (File No. 0-17379) pursuant to the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(g) Filed on March 30, 1994 as an exhibit to the Registrant's Form 10-K (File No. 0-17379) pursuant to the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         (b)  Reports on Form 8-K:

         One Current Report on Form 8-K was filed with the Commission on November 25, 1996 relating to the Merger between Pinnacle and IFC.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INDIANA FEDERAL CORPORATION



Date: March 31, 1997                    By:    /s/Donald A. Lesch
                                               ---------------------------------
                                               Donald A. Lesch
                                               (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/Donald A. Lesch                    By: /s/Peter R. Candela
      -------------------------                 ----------------------------
      Donald A. Lesch, Chairman                 Peter R. Candela, President
        of the Board and Chief                  and Director
        Executive Officer


Date: March 31, 1997                        Date: March 31, 1997



By:   /s/James E. Hutton                    By:  /s/Barbara A. Young
      -------------------------                  ----------------------------
      James E. Hutton, Director                  Barbara A. Young, Director


Date: March 31, 1997                        Date: March 31, 1997



By:   /s/Byron Smith                        By:  /s/Philip A. Maxwell
      -------------------------                  ----------------------------
      Byron Smith, III, Director                 Philip A. Maxwell, Director


Date: March 31, 1997                        Date: March 31, 1997

By:  /s/John R. Poncher                     By:  /s/Fred A. Wittlinger
     ---------------------------                 -----------------------------
     John R. Poncher, M.D.,                      Fred A. Wittlinger, Director
     Director



Date: March 31, 1997                       Date: March 31, 1997



By:  /s/George J. Eberhardt
     -----------------------------
     George J. Eberhardt, Senior
     Vice President and Chief
     Financial Officer



Date: March 31, 1997

                                INDEX TO EXHIBITS




Exhibit
-------

  13              Annual Report to security holders

  21              Subsidiaries of the registrant

  23              Consent of Independent Auditors

  27              Financial Data Schedule