Form 10-K/A
period 1996-12-31
INDIANA FEDERAL CORP
filed 1997-04-29
CIK 830250

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K/A
                          (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1996

                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to

                   Commission file number 0-17379

                    INDIANA FEDERAL CORPORATION
       (Exact name of registrant as specified in its charter)

        Delaware                                           35-1735820
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

56 Washington Street, Valparaiso, Indiana                    46383
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (219) 465-6607

     Securities Registered Pursuant to Section 12(b) of the Act:
                                 None
     Securities Registered Pursuant to Section 12(g) of the Act:
                Common Stock, par value $.01 per share
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.

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

                 DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended December 31, 1996.

     This Form 10-K/A is being filed to include the proxy information for Indiana Federal Corporation ("IFC" or the "Corporation") required under Part III of Form 10-K, which information previously was incorporated by reference.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Directors

   The business experience of each of the directors of IFC for at least the past five years is as follows:

   Donald A. Lesch (age 46). Effective June 1, 1993, Mr. Lesch became a full-time, salaried Chairman of the Board of IFC and IFC's wholly-owned subsidiary, Indiana Federal Bank for Savings ("IndFed Bank"). He became Chief Executive Officer of both entities in 1996. Prior thereto, Mr. Lesch was an investor and consultant to Gough and Lesch Development Corporation, a real estate development company located in Merrillville, Indiana. Mr. Lesch has served on the Board of Directors of the Corporation since 1990 with his current term scheduled to expire in the year 1999.

   Peter R. Candela (age 58). From 1985 to 1996, Mr. Candela served as President, ChiefExecutive Officer and Director of IFC and IndFed Bank. In
1996, Mr Candela became the Chief Operating Officer of both entities. Since 1973, Mr. Candela held a variety of positions with IndFed Bank including
Senior Vice President and Chief Financial Officer. Mr. Candela has served on the Board of Directors of the Corporation since 1987 with his current term scheduled to expire in the year 1997. Mr. Candela has been nominated by the Corporation's nominating committee to serve as a director of the Corporation for a three year term scheduled to expire in the year 2000. Mr. Candela's nomination will be voted on at the Corporation's annual meeting of stockholders which is expected to be held in June 1997.

   James E. Hutton (age 58). Since June 1993, Mr. Hutton has served as Vice President in charge of operations for Burrell Professional Labs, Inc., a professional photo processing company with operations throughout the United States. Prior thereto, Mr. Hutton was Managing Partner of the Northern
Indiana office of Geo. S. Olive and Co., an accounting firm. Mr. Hutton is a certified public accountant. Mr. Hutton has served on the Board of Directors of the Corporation since 1987 with his current term scheduled to expire in the year 1998.

   Philip A. Maxwell (age 62). Mr. Maxwell has been a self-employed farmer in Valparaiso, Indiana since 1959. Mr. Maxwell has served on the Board of Directors of the Corporation since 1987 with his current term scheduled to expire in the year 1999.

   John R. Poncher, M.D. (age 66). Dr. Poncher is a physician engaged in the private practice of medicine in Valparaiso, Indiana. Mr. Poncher has served on the Board of Directors of the Corporation since 1987 with his current term scheduled to expire in the year 1997. Mr. Poncher has been nominated by the Corporation's nominating committee to serve as a director of the Corporation for a three year term scheduled to expire in the year 2000. Mr. Poncher's nomination will be voted on at the Corporation's annual meeting of stockholders which is expected to be held in June 1997.

   Byron Smith, III (age 48). Mr. Smith is the President of Smith Ready Mix, Inc., a concrete producer located in Valparaiso, Indiana. Mr. Smith has served on the Board of Directors of the Corporation since 1987 with his current term scheduled to expire in the year 1997. Mr. Smith has been nominated by the Corporation's nominating committee to serve as a director of the Corporation for a three year term scheduled to expire in the year 2000. Mr. Smith's nomination will be voted on at the Corporation's annual meeting of stockholders which is expected to be held in June 1997.

   Fred A. Wittlinger (age 55). Since 1988, Mr. Wittlinger has served as President and Chief Executive Officer of United Consumers Club, Inc., a consumer buying club franchising corporation located in Merrillville, Indiana. Mr. Wittlinger has served on the Board of Directors of the Corporation since 1992 with his current term scheduled to expire in the year 1998.

   Barbara A. Young (age 47). Since January 1, 1994, Ms. Young has served as President of Benchmark LTD, a real estate development company located in Valparaiso, Indiana. Prior thereto, Ms. Young was an attorney with the law firm of Hoeppner, Wagner & Evans, located in both Valparaiso and Merrillville, Indiana. Ms. Young has served on the Board of Directors of the Corporation since 1990 with her current term scheduled to expire in the year 1999.

   Executive Officers

   Information concerning the executive officers of the Corporation is contained in Part I of the Form 10-K under the caption "Executive Officers of the Registrant."

   Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires IFC's directors and executive officers, and persons who own more than 10% of a registered class of IFC's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of IFC Common Stock and other equity securities of IFC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish IFC with copies of all Section 16(a) forms they file.

   To IFC's knowledge, based solely on a review of the copies of such reports furnished to IFC and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the year ended December 31, 1996, except for executive officer George Eberhardt who inadvertently failed to file on a timely basis a Form 4 in October 1996 reporting his obligation to transfer IFC Common Stock pursuant to an agreement entered into in September 1996. A Form 4 was subsequently filed in March 1997 upon the physical transfer of such shares.

ITEM 11.  EXECUTIVE COMPENSATION

   Directors Compensation and Benefits

   Directors Fees. Each non-employee director of the IFC Board (each of whom is also a director of the IndFed Bank Board) was paid an annual fee during 1996 of 11,850 for serving on the IFC Board and the IndFed Bank Board, except for Directors Smith and Hutton, Secretary and Vice Chairman, respectively, of the IFC's and IndFed Bank's Board. During 1996, Messrs. Smith and Hutton received an annual fee of $14,250, of which $10,950 was paid by IndFed Bank and the remainder of which was paid by IFC. All other non-employee directors received $8,550 of their annual fee from IndFed Bank and the remaining balance from IFC. Each non-employee director is also paid $150 for each IFC or IndFed Bank committee meeting attended. IFC and IndFed Bank each pay their own fees to directors for services on their respective Board committees.

   Directors Stock Option Plan Awards. The IFC Stock Option Plan provides for the granting of formula awards to directors of IFC. The director awards are part of a policy adopted in 1993 by IndFed Bank's Personnel Committee relating to the granting of awards to directors, executive officers and certain key employees under the IFC Stock Option Plan, to be carried out by the Stock Option Committee. Under this policy, awards may be granted to plan participants by the Stock Option Committee utilizing objective criteria adopted by the Personnel Committee and approved by the IFC Board, after taking into account the practices of other publicly traded financial institutions and such other factors as deemed appropriate.

   The IFC Stock Option Plan provides for an annual base award of 3,000 option shares to each non-employee director. The actual amount each director will receive is determined under the formula so that non-employee directors will receive a minimum of 1,500 shares and a maximum of 4,500 shares, subject to IFC achieving a return on equity of at least 10% and a return on assets of at least .80%. Pursuant to the formula award provision of the IFC Stock Option Plan, no options were granted during 1996.

   Directors Deferred Compensation Agreements. IFC has entered into a Director Deferred Compensation Agreement ("DDCA") with five of its non-employee directors. The DDCAs are unfunded, non-qualified agreements which provide for retirement, death and disability benefits for the participants and their designated beneficiaries. Under the DDCAs, each non-employee director may, for a period of five years, make an annual election to defer receipt of all or a portion of his or her monthly director fees into a Guaranteed Investment Contract ("GIC") Account and/or a Phantom Unit Account.

   Deferred amounts allocated to the GIC Account will be credited with interest at the rate of .667% per month. Deferred amounts allocated to the Phantom
Unit Account are used to "purchase" Phantom Units, each representing a share of IFC Common Stock, at the market price of IFC Common Stock on the date of the deferral election. Phantom Units are credited with the dividends that are received by the holders of IFC Common Stock, and are adjusted for any stock splits or similar events affecting the IFC Common Stock generally. Directors do not have the option to receive dividends in cash, but may elect to reinvest such dividends in Phantom Units or in a GIC Account. Upon termination of the director's service, the Phantom Units are deemed to be sold, and the proceeds of such sale are distributed to the director in cash pursuant to the payment provisions of the DDCAs.

   At normal retirement (age 65), each director will be entitled to receive over a 15-year period his or her accrued benefit, which is determined by annuitizing such benefit over the payment period using a monthly interest factor of .833%. The DDCAs also provide for disability and death benefits, including a $10,000 burial expense payment. Until disbursed, the amounts directed to be deferred are subject to the claims of general creditors.

   Compensation Committee Interlocks and Insider Participation

   The Personnel Committee, which acts as the compensation committee for IFC and IndFed Bank, is comprised of Directors Smith (Chairman), Hutton, Poncher, Young, Lesch (ex officio) and Candela (ex officio). During 1996, Mr. Lesch served as the Chairman of the Board and Chief Executive Officer of IFC and IndFed Bank and Mr. Candela served as President and Chief Operating Officer of IFC and IndFed Bank.

   Executive Compensation

   The following table sets forth information concerning the compensation paid or granted to IFC's Chief Executive Officer and President. No other executive officer of IFC was paid or granted compensation in excess of $100,000 during 1996. IFC has not granted any stock appreciation rights to date.

                                  SUMMARY COMPENSATION TABLE
                                                              Long Term Compensation
                                  Annual Compensation(1)                 Awards
                                --------------------------    ------------------------------
                                                                                  Securities
                                                              Restricted Stock    Underlying     All Other
Name and Principal                                                Award(s)         Options      Compensation
Position                Year    Salary ($)    Bonus ($)(2)          ($)              (#)            ($)
------------------      ----    ----------    ------------    ----------------    ----------    ------------
Donald A. Lesch         1996    $168,427           ---              ---              3,000        $9,000 (4)
Chairman of the Board/  1995     139,992           ---              ---             27,000         8,400
Chief Executive Officer 1994     119,996        $18,099             ---              4,500        12,924

Peter R. Candela,       1996    $160,008 (3)       ---              ---              3,000       $10,500 (4)
President               1995     160,008 (3)       ---              ---              3,000        11,100
                        1994     156,504 (3)    $18,880             ---              4,500        17,366

(1) Messrs. Lesch and Candela did not receive any additional benefits or perquisites which, in the aggregate, exceeded the lesser of 10% of their salary and bonus or $50,000.

(2) Paid pursuant to IFC's Incentive Compensation Plan. See "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION - Bonus Awards for 1996."

(3) Includes $11,400 in compensation deferred pursuant to Mr. Candela's Executive Deferred Compensation Agreement. Under the agreement, Mr. Candela has elected to defer 100% of the portion of his annual salary which equals the annual base Board fees received by non-employee Directors of IndFed Bank for attendance at regular Board meetings. Additional terms of Mr. Candela's agreement are substantially similar to those for IFC's directors. See "DIRECTORS COMPENSATION AND BENEFITS -- Directors Deferred Compensation Agreements" above.

(4) Represents IndFed Bank's 1996 contributions to the Employee Stock Ownership Plan of $9,000 and $9,000 and to IndFed Bank's 401(K) plan of zero and $1,500 to Messrs. Lesch and Candela, respectively.

   The following table sets forth certain information with respect to the number and value of stock options held by the named executive officers at December 31, 1996. To date, no stock appreciation rights have been granted by IFC.

     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                             Number of Securities           Value of Unexercised
                                                            Underlying Unexercised          In-the-Money Options
                                                             Options at FY-End (#)                FY-End ($)
                                                         ----------------------------    ----------------------------
                          Shares
                         Acquired on      Value
Name                     Exercise (#)    Realized ($)    Exercisable    Unexercisable    Exercisable    Unexercisable
---------------------    ------------    ------------    -----------    -------------    -----------    -------------
Donald A. Lesch              ---             ---            30,450          7,800          $59,944         $36,037
Peter R. Candela           15,001         $229,766           6,450          7,800          $35,306         $36,037


   Employment Agreements

   IndFed Bank has entered into employment agreements with both Messrs. Lesch and Candela which provide for an annual base salary in an amount not less than such individual's current salary. The agreements were initially for a term of three years each and provide for extensions of one year at the end of each year (in addition to the then-remaining term under the agreement) upon the review and at the discretion of the Board of Directors of IndFed Bank. Upon review of the employment agreements for the year ended December 31, 1996, the IndFed Bank Board elected not to extend, the terms of such agreements for Messrs. Lesch and Candela; accordingly, Messrs. Lesch and Candela now have two years remaining on their current employment agreements.

   The employment agreements provide for termination upon such individual's death, disability, for cause or in certain events specified by regulations of IndFed Bank's primary regulator, the United States Office of Thrift Supervision. The employment agreements are terminable by Messrs. Lesch and Candela upon 90 days' notice to IndFed Bank. The agreements each provide for payment to Messrs. Lesch and Candela of 299% of their "base amount" of compensation (as defined under Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended
(the "Code")) in the event there is a change in control of IFC or IndFed Bank, where employment terminates involuntarily in connection with such a change in control or within 12 months thereafter. Such termination payment is provided on a similar basis in connection with the voluntary termination of employment, where the change in control was at any time or at any price opposed by IFC's Board of Directors. Assuming a change in control were to take place as of December 31, 1996, the aggregate amounts payable to Messrs. Lesch and Candela pursuant to this change in control provision would be approximately $568,100 and $478,400, respectively. The agreements also provide, among other things, for participation in an equitable manner in employee benefits applicable to executive personnel.

   Executive Supplemental Retirement Income Agreements

   IFC and IndFed Bank have entered into Executive Supplemental Retirement Income Agreements ("ESRIAs") with Messrs. Lesch and Candela, as well as with certain other key officers. The ESRIAs are unfunded, non-qualified agreements which provide for an annual benefit to each executive of an amount generally equal to a stated percentage (of between 15% and 45%) of the executive's highest five-year average "base compensation" (which includes salary, but excludes bonuses and fringe benefits) paid by IFC and/or IndFed Bank, to be paid over a 15-year period. The ESRIAs also provide for disability and death benefits, including a $10,000 burial expense payment. In addition, the ESRIAs for Mr. Candela and Mr. Lesch provide that they will be eligible to receive their full supplemental benefit in the event they involuntarily terminate their employment with IndFed Bank and/or IFC prior to reaching retirement age. Until disbursed, the amounts payable under the ESRIAs are subject to the claims of general creditors. Assuming Messrs. Lesch and Candela were involuntarily terminated from the employment of IFC or IndFed Bank as of December 31, 1996, they would have been eligible to receive, at normal retirement, an annual benefit of approximately $145,000 and $63,000, respectively, under their ESRIA. The annual benefit upon retirement at normal retirement age payable to each such individual under their ESRIA is estimated, based on assumed salary increases, to be approximately $145,000 and $63,000, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   The table below sets forth management s beneficial ownership of IFC common stock as of April 10, 1997. At such date IFC had 4,786,385 shares of common stock outstanding. No persons or entities were known by management to beneficially own more than five percent of the outstanding shares of the Company's Common Stock as of April 10, 1997. IFC does not have any other type of equity security outstanding.

                                                  Shares of Common     Percent
                                                 Stock Beneficially      of
Directors and Executive Officers                     Owned(1)           Class
--------------------------------                 ------------------    -------
Donald A. Lesch , Chairman of the Board and
Chief Executive Officer                                 76,241          1.6%

Peter R. Candela, Director, President and
Chief Operating Officer                                102,874          2.1%

James E. Hutton, Director                               55,559          1.2%

Philip A. Maxwell, Director                             62,748          1.3%

John R. Poncher, M.D., Director                         37,691          0.8%

Byron Smith III, Director                               32,725          0.7%

Fred A. Wittlinger, Director                            53,619          1.1%

Barbara A. Young, Director                              46,449          1.0%

Directors and Executive Officers of IFC as a group
(14 persons)                                           579,556         11.8%

_______________________
(1) Includes shares held directly, as well as shares which are subject to immediately exercisable options and options exercisable within 60 days of the Voting Record Date, under IFC's Stock Option Plan, shares held in retirement accounts or by certain members of the named individual's family or corporations for which an individual is an officer or director or held by trust of which an individual is trustee or a substantial beneficiary, over which shares the individual may be deemed to have sole or shared voting and/ or investment power. The above named individuals held exercisable options and options exercisable within 60 days of the Voting Record Date as follows:
    Chairman Lesch - 30,450 shares; President Candela - 6,450 shares; Director Hutton - 7,125 shares; Director Maxwell - 7,125 shares; Director Poncher - 7,125 shares; Director Smith - 7,125 shares; Director Wittlinger - 25,125 shares; Director Young - 25,126 shares; and the Directors and Executive Officers as a group - 126,851 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Indebtedness of Management

  IndFed Bank (IFC s wholly-owned thrift subsidiary), like many financial institutions, has followed a policy of granting loans to eligible officers and directors. Any and all loans to officers and directors are made in the ordinary course of business in accordance with IndFed Bank's standard underwriting practices and procedures, were all made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as these prevailing at the time for comparable transactions with other persons, and did not include more than the normal risk of collectibility or present other unfavorable features.

                              SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INDIANA FEDERAL CORPORATION



Date: April 29, 1997        By: /s/Donald A. Lesch
                                Donald A. Lesch, Chairman of the Board
                                and Chief Executive Officer
                                (Duly Authorized Representative)