Form 10-Q
period 1997-03-31
INDIANA FEDERAL CORP
filed 1997-05-15
CIK 830250

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                             FORM 10-Q


            Quarterly Report Under Section 13 or 15 (d)
              of the Securities Exchange Act of 1934


For Quarterly Period Ended                        Commission File Number
March 31, 1997                                    0-17379


                    INDIANA FEDERAL CORPORATION
      (Exact name of registrant as specified in its charter)


Delaware                                     35-1735820
(State or other jurisdiction                 (I.R.S. Employer Identification
 of incorporation or                          Number)
 organization)

56 Washington Street
Valparaiso, Indiana                          46383
(Address of principal                        (Zip Code)
 executive offices)

Registrant's telephone number, including area code:  (219) 462-4131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  (X)         No  ( )

As of May 9, 1997, there were 4,787,585 outstanding shares of the registrant's Common Stock.

                    INDIANA FEDERAL CORPORATION

                               INDEX

                                                                          Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial
                 Statements (unaudited)

                 Condensed Consolidated Statements of Financial Condition
                 March 31, 1997 and December 31, 1996                      2 - 3

                 Condensed Consolidated Statements of Income, Three Months
                 Ended March 31, 1997 and 1996                                 4

                 Consolidated Statements of Cash Flow, Three Months
                 Ended March 31, 1997 and 1996                             5 - 6

                 Notes to Condensed Consolidated Financial Statements      7 - 8

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                            9 - 12

PART II. OTHER INFORMATION                                                    13

         SIGNATURES                                                           14

      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                               ASSETS

                                                             MARCH 31,       DECEMBER 31,
                                                               1997             1996
                                                           ------------      ------------
Cash                                                       $ 21,673,373      $ 25,820,066
Interest-earning deposits in other institutions                  85,160            66,473
                                                           ------------      ------------
  Total Cash and Cash Equivalents                            21,758,533        25,886,539

Investment securities:
  Available-for-sale                                         84,534,351        86,432,613

Mortgage-backed securities:
  Available-for-sale                                         41,637,500        43,281,163

Loans receivable                                            620,965,609       629,041,525
Allowance for loan losses                                    (6,907,913)       (7,457,791)
                                                           ------------      ------------
  Loans Receivable, Net                                     614,057,696       621,583,734

Loans held for sale                                             754,248         1,969,697
Real estate held for sale, acquired through foreclosure       1,013,828         3,308,412
Office properties and equipment                              10,150,227        10,476,611
Federal Home Loan Bank stock                                  9,043,600         8,173,300
Accrued interest receivable                                   5,639,870         5,558,283
Goodwill and deposit base intangible                          4,347,319         4,513,658
Investment in Section 42 properties                           6,336,882         6,486,882
Investment in single premium life insurance policies         12,620,469        12,569,683
Other assets                                                  7,029,870         6,584,103
                                                           ------------      ------------

    TOTAL ASSETS                                           $818,924,393      $836,824,678
                                                           ============      ============

      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              MARCH 31,      DECEMBER 31,
                                                                1997            1996
                                                            ------------     ------------
Deposits                                                    $550,388,778     $569,077,995
Federal Home Loan Bank advances
  and other borrowings                                       191,298,392      192,799,821
Advance payments by borrowers for
  taxes and insurance                                          2,486,697        1,175,407
Other liabilities                                              2,830,168        2,405,175
                                                            ------------     ------------

  TOTAL LIABILITIES                                          747,004,035      765,458,398

Shareholders' Equity
  Serial Preferred Stock, par value $.01
    per share; authorized:  5,000,000 shares;
    none issued                                                      --                --
  Common Stock, par value $.01 per share;
    authorized:  10,000,000 shares; issued
    1997--5,895,236 shares, 1996--5,878,530 shares               58,952            58,785
  Additional paid-in capital                                 27,932,024        27,729,839
  Unrealized gain (loss) on available-for-sale
    securities, net of deferred income taxes                   (708,789)          360,055
  Retained earnings                                          53,595,342        52,174,772
  Treasury Stock, at cost - 1,109,000 shares                 (8,754,075)       (8,754,075)
  Guaranteed ESOP obligation                                   (203,096)         (203,096)
                                                           ------------      ------------
  TOTAL SHAREHOLDERS' EQUITY                                 71,920,358        71,366,280
                                                           ------------      ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $818,924,393      $836,824,678
                                                           ============      ============


           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               1997             1996
                                                            -----------     -----------
Interest income:
  Interest on loans                                         $13,049,111     $11,691,030
  Interest on mortgage-backed securities                        748,933         460,958
  Interest and dividends on investment securities             1,689,142       1,205,028
                                                            -----------     -----------
Total Interest Income                                        15,487,186      13,357,016

Interest expense:
  Interest on deposits                                        6,110,321       5,850,772
  Interest on FHLB advances and other borrowings              2,635,670       1,460,139
                                                            -----------     -----------
Total Interest Expense                                        8,745,991       7,310,911
                                                            -----------     -----------

Net Interest Income                                           6,741,195       6,046,105
Provision for loan losses                                       240,000          50,000
                                                            -----------     -----------
Net Interest Income After Provision for Loan Losses           6,501,195       5,996,105

Other income:
  Commissions on sales of insurance and securities              452,149         363,450
  Gain (loss) on sale of real estate owned                      (21,811)         (2,046)
  Gain (loss) on sale of mortgage loans                          26,186         (17,670)
  Gain (loss) on valuation of mortgage loans                         --        (195,071)
  Gain (loss) on sale of securities                                  --         (20,313)
  Customer service fees                                         468,386         376,533
  Other                                                         900,637         544,651
                                                            -----------     -----------

Total Other Income                                            1,825,547       1,049,534

Other expenses:
  Salaries and employee benefits                              2,532,669       2,208,142
  Net occupancy expense                                         456,955         381,703
  Furniture and equipment expense                               353,166         424,974
  Federal insurance premiums                                     76,560         262,500
  Marketing                                                     134,211         118,510
  Other general and administrative expenses                   1,469,121       1,467,073
                                                            -----------     -----------
Total Other Expenses                                          5,022,682       4,862,902
                                                            -----------     -----------

Income Before Income Taxes                                    3,304,060       2,182,737
Income Tax Expense                                            1,024,380         546,100
                                                            -----------     -----------

Net Income                                                  $ 2,279,680     $ 1,636,637
                                                            ===========     ===========

Amounts per common share:
  Net Income                                                   $0.47           $0.34
                                                               =====           =====
  Cash Dividend Paid                                           $0.18           $0.28
                                                               =====           =====



              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 1997           1996
                                                             -----------     -----------

OPERATING ACTIVITIES
  Net income                                                 $ 2,279,680     $ 1,636,637
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Provision for loan losses                                    240,000          50,000
    Originations of loans held for sale                       (5,572,412)     (9,673,832)
    Cost of loans sold                                         6,787,861       4,034,355
    Provision for depreciation and amortization                  522,664         561,741
    Amortization (accretion) of premiums and discounts, net      (60,204)       (160,995)
    Proceeds from sales of trading securities                         --       4,076,563
    Purchases of trading securities                                   --      (4,096,875)
    Deferred federal income taxes                               (118,572)       (167,819)
    Increase (decrease) in interest receivable                   (81,587)        953,897
    Decrease in interest payable                                 214,485          33,245
    Net losses on sale of securities                                  --          20,313
    Net losses on sale of real estate owned                       21,811           2,046
    Net (gains) losses on sale and valuation of mortgage loans   (26,186)        212,741
    Net change in other assets and liabilities                 1,020,694      (2,593,738)
                                                             -----------     -----------
Net Cash Provided (Used) by Operating Activities               5,228,234      (5,111,721)
                                                             -----------     -----------

INVESTING ACTIVITIES
  Purchase of Forrest Holdings, Inc. stock                            --      (2,500,000)
  Purchase of FHLB stock                                        (870,300)             --
  Principal payments on securities available-for-sale          2,483,214       4,635,000
  Proceeds from maturities of securities available-for-sale    6,500,000       1,950,000
  Purchase of securities available-for-sale                   (8,365,389)     (3,475,768)
  Principal payments on mortgage-backed securities
    available-for-sale                                         1,153,684       1,025,225
  Loan originations and principal payments on loans            8,075,916      (3,591,250)
  Purchases of office properties and equipment                   (35,748)       (486,067)
  Proceeds from sale of real estate                              456,184         146,695
                                                             -----------     -----------
Net Cash Provided (Used) by Investing Activities               9,397,561      (2,296,165)
                                                             -----------     -----------

FINANCING ACTIVITIES
  Net decrease in non-certificate accounts                    (5,290,482)     (1,923,053)
  Net increase (decrease) in certificates of deposit         (12,616,418)     15,906,943
  Proceeds from Federal Home Loan Bank advances               60,000,000      10,000,000
  Repayments on Federal Home Loan Bank advances              (50,093,929)    (32,626,213)
  Net increase (decrease) in other borrowings                (11,407,500)      3,591,250
  Net increase in advance payments by borrowers
    for taxes and insurance                                    1,311,290       1,405,611


                INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 1997           1996
                                                             -----------     -----------
FINANCING ACTIVITIES (Continued)
  Cash dividends                                             $  (859,114)    $(1,327,550)
  Exercise of stock options                                      202,352          96,678
                                                             -----------     -----------
Net Cash Used by Financing Activities                        (18,753,801)     (4,876,334)
                                                             -----------     -----------

Decrease in Cash and Cash Equivalents                         (4,128,006)    (12,284,220)
Cash and Cash Equivalents at Beginning of Year                25,886,539      28,447,952
                                                             -----------     -----------

Cash and Cash Equivalents at End of Quarter                  $21,758,533     $16,163,732
                                                             ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - CASH PAID DURING THE PERIOD:
    Interest:
      Deposits                                               $ 6,339,451     $ 5,777,123
      Federal Home Loan Bank advances and other borrowings     2,621,025       1,493,384
                                                             -----------     -----------

                                                             $ 8,960,476     $ 7,270,507
                                                             ===========     ===========

    Income Taxes                                             $   345,000     $   500,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING ACTIVITY:
    Loans transferred to held-for-sale category due to
      borrower conversion of adjustable-rate mortgage
      loans to fixed-rate mortgage loans                     $   405,416     $         --
    Loans originated to finance the sale of
      real estate owned                                      $ 1,838,400     $         --


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
          INDIANA FEDERAL CORPORATION AND SUBSIDIARIES

                         March 31, 1997

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - Earnings Per Share

Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock equivalents outstanding. Common stock options in the calculation assumes purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive).

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. As a result, calendar year end companies will first report on the new EPS basis in the fourth quarter ended December 1997. Subsequent to the effective date, all prior-period EPS amounts (including EPS information in interim financial statements, earnings summaries and selected financial data) are required to be restated to conform to the provisions of Statement 128.

NOTE 3 - Reclassification

Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 presentation.

NOTE 4 - Mergers and Acquisitions

On November 14, 1996, the Corporation announced a merger of equals with Pinnacle Financial Services, Inc. ("Pinnacle") of St. Joseph, Michigan. In addition, on March 3, 1997, Pinnacle announced the acquisition of CB Bancorp, Inc. of Michigan City, Indiana.

The mergers, which are subject to regulatory and shareholder approval, are expected to be completed by mid-year 1997. The merger will create a new bank franchise with 50 branch locations in southwest Michigan and northwest Indiana with assets of approximately $2.2 billion.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    INDIANA FEDERAL CORPORATION


FINANCIAL CONDITION

Indiana Federal Corporation (the "Corporation") the parent company of Indiana Federal Bank for Savings (the "Bank"), had total assets of $818.9 million at March 31, 1997, compared to total assets of $836.8 million at December 31, 1996. Declines of $7.5 million in the loan portfolio, $4.1 million in cash and cash equivalents, $2.3 million in real estate owned, $1.9 million in investment securities and $1.6 million in mortgage backed securities were primarily responsible for the decline in assets. The proceeds from the decline in assets were used to replace a decrease of $18.7 million in deposits.

Total investment securities declined to $84.5 million at March 31, 1997 from $86.4 million at December 31, 1996. Mortgage-backed securities declined to $41.6 million at March 31, 1997, from $43.3 million at December 31, 1996. The decline in mortgage-backed securities was the result of principal repayments.

The net loan portfolio balance at March 31, 1997 decreased to $614.1 million from $621.6 million at December 31, 1996 primarily as a result of the decline in the income producing property portfolio to $97.7 million at March 31, 1997 from $108.2 million at December 31, 1996. The decline in the income producing product portfolio came as a result of prepayments totaling $10.7 million including the payoff of $2.4 million in non-accruing loans. One- to four-family mortgage, income producing property, consumer and commercial loans originated and purchased during the three months ended March 31, 1997 were $22.7 million, $2.3 million, $8.0 million and $7.2 million, respectively, totaling $40.2 million or $12.6 million more than the $27.6 million originated and purchased during the same period a year ago. Loan repayments totaled $35.8 million for the three months ended March 31, 1997 compared to $16.1 million for the same period last year. Sales of one- to four-family fixed-rate mortgage loans increased to $6.8 million for the three months ended March 31, 1997 from $4.0 million for the same period a year ago.

Of the $22.7 million in one- to four-family mortgage loans originated and purchased, $15.4 million or 67.8 percent consisted of adjustable-rate mortgage loans including $8.9 million in short-term construction loans. The remaining $7.3 million of one- to four-family mortgage loan volume represented long-term, fixed-rate loan originations. Included in fixed-rate loan originations were $1.7 million of 30 year FHA and VA loans which were purchased from correspondents and $5.6 million in fixed-rate loans which were originated for sale. Fixed-rate loans held for sale at March 31, 1997 decreased to $800,000 from $2.0 million at December 31, 1996. The loans held for sale at March 31, 1997 are all held to be delivered pursuant to forward sales commitments. Loans held for sale are accounted for on a lower of cost or market basis. As of March 31, 1997, the market value exceeded the book value on these loans.

Deposits declined to $550.4 million at March 31, 1997 from $569.1 million at December 31, 1996. The Bank had a net decrease of $12.6 million in certificate of deposit balances and $6.1 million in passbook, money market and other transaction account balances for the three months ended March 31, 1997. The decrease in certificate of deposit balances came as a result of a $12.2 million decline in negotiated certificates with minimum balances of $100,000. The outstanding balance of negotiated certificates at March 31, 1997 totaled $14.1 million. The remaining decline in deposits was in business and public fund demand accounts which decreased to a combined $34.8 million at March 31, 1997 from $41.2 million at December 31, 1996.

Shareholders' equity increased to $71.9 million or $15.03 per share at March 31, 1997 from $71.4 million or $14.97 per share at December 31, 1996. The increase in shareholders' equity was the result of net income of $2.3 million, additional paid-in capital through the exercise of stock options of $202,400 less cash dividends of $859,100 and a decrease of $1.1 million in unrealized gains on available-for-sale securities.

ASSET/LIABILITY MANAGEMENT

Management attempts to control fluctuations in net interest income which result from an imbalance in the volume of assets and liabilities repricing during a period of time. The Bank attempts to mitigate its interest rate risk exposure by managing the maturity, prepayment and repricing characteristics of assets and liabilities. The Bank retains certain fixed-rate and adjustable-rate loans and sells in the secondary market conforming thirty-year fixed-rate mortgage loans. At March 31, 1997, the volume of liabilities repricing in one year or less exceeded the volume of assets repricing in one year or less by $71.6 million or a negative 8.7 percent of the Bank's total assets. This figure compares to a negative 7.97 percent one year gap at December 31, 1996.

NON-PERFORMING ASSETS AND LOAN LOSS RESERVES

Indiana Federal's non-performing assets decreased to $6.7 million or .82 percent of total assets at March 31, 1997 from $10.2 million or 1.21 percent of total assets at December 31, 1996. The improvement in non-performing assets was due to the sale of a student housing complex with a book value of $2.3 million and the payoff of two non-accruing apartment loans with a combined book value $2.4 million.

Management continuously reviews the various loan portfolios to determine appropriate loan loss reserve levels. Factors considered in these reviews include, but are not limited to, general economic conditions, loan mix, historical charge-offs, condition of the underlying collateral and the ability of the borrower to repay the loan. Management, as a result of this review process, recorded provision for loan losses of $240,000 for the three months ended March 31, 1997 compared to $50,000 for the same period last year.

Based on available information, management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio; however, future additions to the allowance may be necessary, based on changes in economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses, and may require that additions be made based upon their judgement of information available to them at the time of their examination. At March 31, 1997, the Bank's allowance for loan losses totaled $6.9 million or 1.12 percent of net loans receivable compared to $7.5 million or
1.20 percent of net loans receivable at December 31, 1996.

RESULTS OF OPERATIONS

The Corporation recorded net income of $2.3 million or $.47 per share for the three months ended March 31, 1997 compared to $1.6 million or $.34 per share for the same period last year. The return on average shareholders' equity increased to 12.73 percent for the three months ended March 31, 1997 compared to 9.27 percent for the same period in 1996. The return of average assets was 1.10 percent for the three months ended March 31, 1997 compared to .91 percent for the same period last year.

The Corporation's net income is primarily dependent upon the difference between interest earned on its loans and investments and interest paid on deposits and borrowings. Indiana Federal's net interest income after provision for loan losses for the three months ended March 31, 1997 increased to $6.5 million compared to $6.0 million for the same period in 1996. The Corporation's average interest-earning assets and interest bearing liabilities increased by $108.6 million in the three months ended March 31, 1997 compared to the same period last year. The net interest margin, however, declined to 3.48 percent for the three months ended March 31, 1997 compared to 3.68 percent for the same period last year.

Other income increased to $1.8 million for the three months ended March 31, 1997 from $1.0 million for the same period a year ago. When excluding gains and losses on the sale of assets and the 1996 valuation allowance of $195,000 on loans held for sale, other income increased by $537,000. This increase was primarily the result of loan broker fees totaling $450,000 from a newly formed division of the Corporation, increased customer service fees on deposit accounts and higher commissions on securities and insurance sales. Other income for the three months ended March 31, 1996 included a pre-payment penalty of $200,000 on the payoff of an income producing property loan.

Other expenses increased by 3.3 percent to $5.0 million for the three months ended March 31, 1997 compared to $4.9 million for the same period a year ago. The modest increase in expenses included a $186,000 reduction in deposit insurance expense as a result of lower premium rates charged by the Federal Deposit Insurance Corporation. The increase in expenses included commission expense totaling $304,000 in connection with the above mentioned broker fee income.

Income tax expenses totaled $1,024,000, an effective tax rate of 31.0 percent for the three month period ended March 31, 1997 compared to $546,100, an effective tax rate of 25.0 percent for the same period last year. Provision for income tax expense for the three month periods ended March 31, 1997 and 1996 include tax credits of $285,000 and $321,000 respectively, which are attributable to the equity investment in low and moderate income housing projects by the Corporation's subsidiary IndFed Mortgage Company.

LIQUIDITY AND CAPITAL RESOURCES

Indiana Federal maintains certain levels of cash and other liquid assets to fund normal volumes of loan commitments, savings deposit activity and other obligations. The Office of Thrift Supervision requires thrifts to maintain their liquidity ratio (cash and cash equivalent investments to net withdrawable deposits and borrowing due within one year) in excess of five percent. As of March 31, 1997 and 1996, the Bank's liquidity ratio was 6.28 percent and 7.45 percent, respectively, which were both in excess of the minimum regulatory requirement.

Indiana Federal's primary sources of funds include loan repayments/advances from the FHLB of Indianapolis, reverse repurchase agreements, deposits and loan sales. Management considers its current liquidity and additional sources of funds adequate to meet outstanding loan commitments.

Current regulatory standards impose the following capital requirements: risk-based capital standard expressed as a percent of risk-adjusted assets, a leverage ratio of core capital to total adjusted assets and a tangible capital ratio expressed as a percent of total adjusted assets. As of March 31, 1997, the Bank substantially exceeded all regulatory capital requirements.

At March 31, 1997, the Bank's tangible and core capital was $51.6 million or
6.50 percent of adjusted total assets, which was in excess of the 1.5 percent requirement by $39.5 million and in excess of the 3.00 percent core capital requirement by $27.4 million. The Bank also had risk-based capital of $57.7 million at March 31, 1997 or 10.43 percent, which exceeded the 8.0 percent risk based capital requirement by $13.5 million.

At March 31, 1997, the Corporation had acquired a total of 1,109,999 shares of its outstanding common shares through its previously announced share repurchase programs. The Corporation did not acquire any shares in the first quarter of 1997.

The Board of Directors approved an $.18 per share, or $859,114 cash dividend for the first quarter of 1997.

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



Indiana Federal Corporation
Registrant



Date:    May 15, 1997              /s/ Peter R. Candela
                                   Peter R. Candela
                                   President/Chief Operations Officer



Date:    May 15, 1997              /s/ George J. Eberhardt
                                   George J. Eberhardt
                                   Executive Vice President/
                                   Chief Financial Officer